Form 10QSB
period 2006-09-30
China Unitech Group, Inc.
filed 2006-11-06
CIK 1373846

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-136989

CHINA UNITECH GROUP, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Suite 12B2, 7 Guanghua Road
Chaoyang District, Beijijng
China 100004
(Address of principal executive offices)

(86-10) 6530-6109
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

The Registrant is a Shell company. Yes [   ]     No [X]

As of November 1, 2006, the Company had 4,075,000 shares of common stock outstanding.

============================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
September 30, 2006

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	June 30,
	2006	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$32	$15,982

Total current assets	32	15,982

Other assets:
Deferred offering costs	20,000	10,000

Total other assets	20,000	10,000

Total assets	$20,032	$25,982

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Loans payable to sole officer and director	$29,982	$29,982

Total current liabilities	29,982	29,982

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
4,075,000 shares	41	41
Deficit accumulated during
development stage	(9,991)	(4,041)

Total stockholders' equity (deficiency)	(9,950)	(4,000)

Total liabilities and stockholders' equity (deficiency)	$20,032	$25,982

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

		Cumulative During
		the Development
	Three Months	Stage (March 14,
	Ended	2006 to September
	September 30, 2006	30, 2006)

Revenues	$-	$-

Expenses:
General and administrative	5,950	9,991

Total expenses	5,950	9,991

Net income (loss)	$(5,950)	$(9,991)

Net income (loss) per share,
basic and diluted	$(.00)

Weighted average number of common shares
outstanding, basic and diluted	4,075,000

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative During
		the Development
	Three Months	Stage (March 14,
	Ended	2006 to September
	September 30, 2006	30, 2006)
Cash flows from operating activities:
Net income (loss)	$(5,950)	$(9,991)

Net cash provided by (used for) operating activities	(5,950)	(9,991)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	41
Proceeds from loans payable to sole
officer and director	-	29,982
Deferred offering costs incurred	(10,000)	(20,000)

Net cash provided by (used for) financing activities	(10,000)	10,023

Net increase (decrease) in cash and cash equivalents	(15,950)	32

Cash and cash equivalents, beginning of period	15,982	-

Cash and cash equivalents, end of period	$32	$32

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006
(Unaudited)

NOTE 1 - ORGANIZATION

China Unitech Group, Inc. (the "Company") was incorporated in the State of Nevada on March 14, 2006. From its office in China, the Company plans to operate in the online travel business using the website www.chinabizhotel.com. The website is planned to offer viewers the ability to book hotel rooms in China and earn the Company booking fees from the respective hotels.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2006 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the three month period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period March 14, 2006 (Inception) to June 30, 2006 as included in our report on Form SB-2.

NOTE 3 - NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share has been calculated based upon the number of common shares outstanding. The Company does have any common stock equivalents such as stock options or convertible securities.

NOTE 4 - LOANS PAYABLE TO SOLE OFFICER AND DIRECTOR

The loans payable are non-interest bearing and are due on demand.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006
(Unaudited)

NOTE 5 - PUBLIC OFFERING

On August 30, 2006, the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission (which was declared effective September 18, 2006) in connection with a public offering of up to 2,000,000 shares of common stock at $.10 per share, or $200,000 total. The offering is being sold directly on a "best efforts, all or none basis" as to the first 1,000,000 shares and on a "best efforts basis" as to the remaining 1,000,000 shares. The shares are sold in a self-underwritten offering for a period of up to 270 days. The offering provides that the subscription proceeds will be maintained in a separate bank account until the Company receives a minimum of $100,000; in the event that 1,000,000 shares are not sold within the 270 days, all money received is to be promptly returned to the subscribers.

NOTE 6 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $3,397 at September 30, 2006 attributable to the future utilization of the net operating loss carryforward of $9,991 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $4,041 in 2026 and $5,950 in 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting agreement - On February 21, 2006, the sole officer and director of the Company executed a Consulting Agreement with three individuals (the "Consultants"). Among other things, the agreement provides that the Consultants will assist in the formation of the Company, the preparation of the registration statement in connection with the Company's public offering (including the introduction of accountants and an attorney), and the preparation of the application for trading on the OTC Bulletin Board. As compensation for their services, the Consultants are entitled to subscribe to shares of Company common stock in the Company's public offering.

Rental agreement - The Company has been using office space provided by its sole officer and director at no cost to the Company.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006
(Unaudited)

Conflicts of interest - The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our public offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from this offering.

To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through this offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from this offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Assuming we raise the minimum amount in this offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goal is to profitably sell our services on our Internet website to the budget conscious traveler. We intend to accomplish the foregoing through the following milestones:

1.

Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 270 days from September 18, 2006. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completing our public offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this prospectus.

3.

After our office is established, which we said should be 7-10 days after completing our offering, we intend to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents, convention centers and spas. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of properties in the US and Canada. Once we have signed up a minimum of three exclusive resorts or retreats, we will hire an outside web designer to begin development on our website. We believe we should have the minimum of three strategic alliances negotiated and signed within 30 days of setting up our office. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

4.

As soon as our website is operational, which as we have said will be approximately 60 days from setting up our office, we will begin to market our website in China, the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We also intend to attend tradeshows and conferences. We intend to target business executives, corporations and high-income individuals to become potential users of our services. Initially we will aggressively court the key database of corporate contacts provided by our president, Xuezheng Yuan. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $12,500 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $20,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

5.

Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying owners and management of resorts, hotels, retreats, spas, private charter companies, etc. via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would "qualify" the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $10,000 to $20,000.

6.

Within 90 days from the initial launch of our website, we believe that we will begin booking travel arrangements for our clients. Once the website is fully operational and we have begun to book travel arrangements for our customers, we intend to hire 1 or 2 part-time salesperson(s) to call on additional hotels, resorts and service providers to introduce them to our website.

In summary, we should be in full operation and receiving orders within 100 days of completing our public offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

Until our website is fully operational, we do not believe that clients will use our services to book their travel arrangements. We believe, however, that once our website is operational and we are able to provide a wide selection of services that we can offer to potential clients, they will utilize our services as their "personal concierge" for their travel needs.

If we are unable to negotiate suitable terms with service providers to enable us to represent their companies, or if we are unable to attract clients to use our services, we may have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate and negotiate agreements with service providers to allow us to represent them for a percentage-based commission. We then have to locate clients to book those services through us. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on March 14, 2006 to September 30, 2006

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name "www.chinabizhotel.com". Our net loss from inception to September 30, 2006 is 9,991 which is for general and administrative expenses.

On September 18, 2006, our Form SB-2 registration statement (SEC file no. 333-136989) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered was 1,000,000 and the maximum was 2,000,000 common shares. The offering price is $0.10 per common share.

Liquidity and capital resources

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

In March 2006, we issued 4,075,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 This was accounted for as a sale of common stock.

As of September 30, 2006, our total assets were $32 and our total liabilities were $29,982. As of September 30, 2006, we had cash of $32.

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 18, 2006, our Form SB-2 registration statement (SEC file no. 333-136989) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered was 1,000,000 and the maximum was 2,000,000 common shares. The offering price is $0.10 per common share. As of the date hereof, we have not sold any shares.

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of November, 2006.

CHINA UNITECH GROUP, INC.
(Registrant)

BY:	XUEZHENG YUAN
Xuezheng Yuan
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and sole member of the Board of Directors