Form 10QSB
period 2006-12-31
China Unitech Group, Inc.
filed 2007-02-12
CIK 1373846

======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-136989

CHINA UNITECH GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0500738
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

As of February 6, 2007, the Company had 4,075,000 shares of common stock outstanding.

============================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
December 31, 2006

Page

Index to Financial Statements

Financial Statements:

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-4

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	June 30,
	2006	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,797	$15,982
Total current assets	2,797	15,982
Other assets:
Deferred offering costs	20,000	10,000
Total other assets	20,000	10,000
Total assets	$22,797	$25,982

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses payable	$1,420	$-
Loans payable to sole officer and director	33,482	29,982
Total current liabilities	34,902	29,982
Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
4,075,000 shares	41	41
Deficit accumulated during
development stage	(12,146)	(4,041)
Total stockholders' equity (deficiency)	(12,105)	(4,000)

Total liabilities and stockholders' equity (deficiency)	$22,797	$25,982

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative During
			the Development
	Three Months	Six Months	Stage (March 14,
	Ended	Ended	2006 to December
	December 31, 2006	December 31, 2006	31, 2006)

Revenues	$-	$-	$-

Expenses:
General and administrative	2,155	8,105	12,146

Total expenses	2,155	8,105	12,146

Net income (loss)	$(2,155)	$(8,105)	$(12,146)

Net income (loss) per share,
basic and diluted	$(.00)	$(.00)

Weighted average number of
common shares outstanding,
basic and diluted	4,075,000	4,075,000

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative During
		the Development
	Six Months	Stage (March 14,
	Ended	2006 to December
	December 31, 2006	31, 2006)
Cash flows from operating activities:
Net income (loss)	$(8,105)	$(12,146)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses payable	1,420	1,420

Net cash provided by (used for) operating activities	(6,685)	(10,726)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	41
Proceeds from loans payable to sole
officer and director	3,500	33,482
Deferred offering costs incurred	(10,000)	(20,000)

Net cash provided by (used for) financing activities	(6,500)	13,523

Net increase (decrease) in cash and cash equivalents	(13,185)	2,797

Cash and cash equivalents, beginning of period	15,982	-

Cash and cash equivalents, end of period	$2,797	$2,797

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006
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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2006 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2006 and the results of operations and cash flows for the three and six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

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

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006
(Unaudited)

NOTE 5 - PUBLIC OFFERING

On August 30, 2006, the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission (which was declared effective September 18, 2006) in connection with a public offering of up to 2,000,000 shares of common stock at $.10 per share, or $200,000 total. The offering is being sold directly on a "best efforts, all or none basis" as to the first 1,000,000 shares and on a "best efforts basis" as to the remaining 1,000,000 shares. The shares are being sold in a self-underwritten offering for a period of up to 270 days. The offering provides that the subscription proceeds will be maintained in a separate bank account until the Company receives a minimum of $100,000; in the event that 1,000,000 shares are not sold within the 270 days, all money received is to be promptly returned to the subscribers.

NOTE 6 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $4,130 at December 31, 2006 attributable to the future utilization of the net operating loss carryforward of $12,146 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $4,041 in 2026 and $8,105 in 2027.

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
December 31, 2006
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

5.

Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying owners and management of resorts, hotels, retreats, spas, private charter companies, etc. via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would " qualify" the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $10,000 to $20,000.

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

Results of operations

From Inception on March 14, 2006 to December 31, 2006

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name "www.chinabizhotel.com". Our net loss from inception to December 31, 2006 is $12,146 which is for general and administrative expenses.

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

As of December 31, 2006, our total assets were $22,797 and our total liabilities were $34,902. As of December 31, 2006, we had cash of $2,797.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of February, 2007.

CHINA UNITECH GROUP, INC.
(Registrant)

BY:	XUEZHENG YUAN
Xuezheng Yuan
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and sole member of the Board of Directors