Form 10QSB
period 2007-03-31
China Unitech Group, Inc.
filed 2007-05-14
CIK 1373846

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-136989

CHINA UNITECH GROUP, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	98-0500738
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

No. 1 Xinxin Garden
No. 51 Fangjicun Xudong Road
Wuchang, Wuhan
Hubei, China   430062
 (Address of principal executive offices)

(86-27) 5080-2170
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

As of May 9, 2007, the Company had 5,400,000 shares of common stock outstanding.

============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
March 31, 2007

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	June 30,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$132,554	$15,982

Total current assets	132,554	15,982

Other assets:
Deferred offering costs	-	10,000

Total other assets	-	10,000

Total assets	$132,554	$25,982

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses payable	$-	$-
Loans payable to majority stockholder	33,574	29,982

Total current liabilities	33,574	29,982

Stockholders' equity (deficiency):
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
5,400,000 and 4,075,000 shares, respectively	54	41
Additional paid-in capital	112,487	-
Deficit accumulated during
development stage	(13,561)	(4,041)

Total stockholders' equity (deficiency)	98,980	(4,000)

Total liabilities and stockholders' equity (deficiency)	$132,554	$25,982

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative During
			the Development
	Three Months	Nine Months	Stage (March 14,
	Ended	Ended	2006 to March
	March 31, 2007	March 31, 2007	31, 2007)

Revenues	$-	$-	$-

Expenses:
General and administrative	1,415	9,520	13,561

Total expenses	1,415	9,520	13,561

Net income (loss)	$(1,415)	$(9,520)	$(13,561)

Net income (loss) per share,
basic and diluted	$(.00)	$(.00)

Weighted average number of
common shares outstanding,
basic and diluted	4,369,444	4,173,148

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative During
		the Development
	Nine Months	Stage (March 14,
	Ended	2006 to March
	March 31, 2007	31, 2007)
Cash flows from operating activities:
Net income (loss)	$(9,520)	$(13,561)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses payable	-	-

Net cash provided by (used for) operating activities	(9,520)	(13,561)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	132,500	132,541
Proceeds from loans payable to
majority stockholder	3,592	33,574
Public offering costs incurred	(10,000)	(20,000)

Net cash provided by (used for) financing activities	126,092	146,115

Net increase (decrease) in cash and cash equivalents	116,572	132,554

Cash and cash equivalents, beginning of period	15,982	-

Cash and cash equivalents, end of period	$132,554	$132,554

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2007
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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2007 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three and nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

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

NOTE 3 - NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding. The Company does have any common stock equivalents such as stock options or convertible securities.

NOTE 4 - LOANS PAYABLE TO MAJORITY STOCKHOLDER

The loans payable are non-interest bearing and are due on demand.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2007
(Unaudited)

NOTE 5 - PUBLIC OFFERING

On August 30, 2006, the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission (which was declared effective September 18, 2006) in connection with a public offering of up to 2,000,000 shares of common stock at $.10 per share, or $200,000 total. In February and March 2007, a total of 1,325,000 shares of common stock was sold to 59 investors at a price of $.10 per share, or $132,500 total (one of the 59 investors acquired 1,131,600 of the total 1,325,000 shares sold). Net proceeds to the Company, after deducting $20,000 of offering costs incurred through March 31, 2007, were $112,500.

NOTE 6 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $4,611 at March 31, 2007 attributable to the future utilization of the net operating loss carryforward of $13,561 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $4,041 in 2026 and $9,520 in 2027.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting agreement - On February 21, 2006, the majority stockholder of the Company executed a Consulting Agreement with three individuals (the "Consultants"). Among other things, the agreement provides that the Consultants will assist in the formation of the Company, the preparation of the registration statement in connection with the Company's public offering (including the introduction of accountants and an attorney), and the preparation of the application for trading on the OTC Bulletin Board. As compensation for their services, the agreement provided that the Consultants were entitled to subscribe to shares of Company common stock in the Company's public offering. The Consultants did not subscribe to any shares of common stock in the Company's public offering.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2007
(Unaudited)

Rental agreement - The Company has been using office space provided by its majority stockholder at no cost to the Company.

Conflicts of interest - The majority stockholder of the Company, who is also an officer and director, is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

    Our auditor has issued a going concern opinion. This means that our auditor believes there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. Since the audit report was issued, we raised $132,500 in our public offering. We believe those funds will allow us to continue as an ongoing business. We believe the technical aspects of our website will be sufficiently developed to use for our operations shortly.

    To meet our need for cash we raised money through our public offering. We will be able to use raised money from our public offering to begin operations, but we cannot guarantee that once we begin operations, we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from our completed public offering.

    If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the additional cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

    Our specific goal is to profitably sell our services on our internet website to the budget conscious traveler. We intend to accomplish the foregoing through the following milestones:

1.

We have begun to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

2.

After our office is established, which we said should be 7-10 days, we intend to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents, convention centers and spas. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of properties in the US and Canada. Once we have signed up a minimum of three exclusive resorts or retreats, we will hire an outside web designer to begin development on our website. We believe we should have the minimum of three strategic alliances negotiated and signed within 30 days of setting up our office. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

3.

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

4.

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

5.

Within 90 days from the initial launch of our website, we believe that we will begin booking travel arrangements for our clients. Once the website is fully operational and we have begun to book travel arrangements for our customers, we intend to hire 1 or 2 part-time salesperson(s) to call on additional hotels, resorts and service providers to introduce them to our website.

    In summary, we should be in full operation and receiving orders within 90 days. We estimate that we will generate revenue 120 to 180 days after beginning operations.

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

Results of operations

From Inception on March 14, 2006 to March 31, 2007

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name "www.chinabizhotel.com". Our net loss from inception to March 31, 2007 is $13,561 which is for general and administrative expenses.

    On September 18, 2006, our Form SB-2 registration statement (SEC file no. 333-136989) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered was 1,000,000 and the maximum was 2,000,000 common shares. The offering price was $0.10 per common share. In February and March 2007, a total of 1,325,000 shares of common stock were sold to 59 investors at a price of $0.10 per share and $132,500 total was raised.

Liquidity and capital resources

    As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

    In March 2006, we issued 4,075,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 This was accounted for as a sale of common stock. On March 1, 2007, we issued 1,325,000 shares of common stock and raised a total of $132,500 from our offering.

    As of March 31, 2007, our total assets were $132,554 and our total liabilities were $33,574. As of March 31, 2007, we had cash of $132,554.

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

PART II.     OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On September 18, 2006, our Form SB-2 registration statement (SEC file no. 333-136989) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered was 1,000,000 and the maximum was 2,000,000 common shares. On March 1, 2007, we completed our public offering and raised $132,500 by selling 1,325,000 shares of common stock at an offering price of $0.10 per share.

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2007.

CHINA UNITECH GROUP, INC.
(Registrant)

BY:	XUEZHENG YUAN
Xuezheng Yuan
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and sole member of the Board of Directors