Form 10QSB/A
period 2006-09-30
China Unitech Group, Inc.
filed 2007-07-20
CIK 1373846

====================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The Registrant is a Shell company. Yes [X] No [  ]

As of July 18, 2007, the Company had 4,075,000 shares of common stock outstanding.

===================================================================================

PART II OTHER INFORMATION

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of July, 2007.

CHINA UNITECH GROUP, INC.
(Registrant)

BY:	XUEZHENG YUAN
Xuezheng Yuan
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer
and sole member of the Board of Directors