Form 10KSB
period 2007-06-30
China Unitech Group, Inc.
filed 2007-09-26
CIK 1373846

=========================================================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

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

The Company is a Shell company: YES [X]     NO [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [  ]

=========================================================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year June 30, 2007: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2007: $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 5, 2007: 6,173,000 shares of common stock.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that we will not complete our proposed business plan, that our management is adequate to carry out our business plan and that there will be adequate capital. Since our common stock is considered a enny stock company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to us.

PART I

ITEM 1.     BUSINESS

General

     We were incorporated in the State of Nevada on March 14, 2006. We have not started operations. We are developing a website (www.chinabizhotel.com) that will offer a comprehensive list of services that we can provide to the business traveler on a limited budget. We will specialize in the business of providing assistance to corporate entities and individuals to economize their travel experience and enable clients to profitability budget their travel expenses. We have not generated any revenues and the only operation we have engaged in is the development of a business plan. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at No. 1 Xinxin Garden, No. 51 Fangjicun Xudong Road,Wuchang, Wuhan, Hubei, China 430062. Our telephone number is (86-27) 5080-2170. This is the office of our President, Xuezheng Yuan. We do not pay any rent to Mr. Yuan and there is no agreement to pay any rent in the future.

     We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not begun operations. Our plan of operation is prospective and there is no assurance that we will ever begin operations. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

     We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

Products/Services

     We intend to position ourselves as a service provider for the limited budget traveler. We intend to offer the quality travel packages and concierge services to our clients. Our target market will be made up of business travelers with limited funds for travel. We intend to be defined by the quality of the unique aspects of our services. Those aspects will include superior personal assistance, event and conference planning, travel consultation and arrangements, and concierge assistance.

     We intend to offer the following services:

Corporate Concierge and Assistance

*	Leisure Activities Coordination

*	Theater and Sporting Events Referral and Tickets

*	Dinners and Spa Referral and Reservations

*	Reminder Service

*	Gift or Shopping Coordination

Event and Conference Planning

*	Corporate Retreats

*	Executive Meetings

*	Training Seminars

*	Sales Conferences

     We will assist in organizing meetings and conferences. We will assist in site selection, room reservations, transportation and all other aspects of the meetings as required.

Corporate Travel Arrangements

*	Trip Itinerary Planning

*	Customized Tour Packages to Luxury resorts and retreats

*	Air and Ground Transportation

     We will book all aspects of the corporate and leisure travel for our clients on a limited budget and will create a database of information that will enable us to immediately identify the client personal preferences. Our goal is not only to meet the travel needs of our clients, but to anticipate them.

Website

     Currently our website is undeveloped.

     We intend to hire an outside technology provider to develop our website. The IT company we hire will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions signio support and cybercash support. The foregoing will allow us to transact the sale of our products/services, promote our products/services in an attractive fashion, and communicate with our clients on-line.

     Our website will become the virtual business card and portfolio for us, as well as our online ome. It will showcase past and current clients, subject to their consent, and the variety of services that we offer.

     The website will further exhibit links to the service providers that we have entered into strategic alliances with. The links would provide our clients with a virtual view of the destinations that we represent and events taking place in the area they are intending to visit. In the future, the website may also offer links to area restaurants and spas.

     The website will be a simple, well-designed site that is in keeping with the latest trends in user interface design. A site that is too flashy or tries to use too much of the latest Shockwave of Flash technology can be overdone and cause potential clients to look elsewhere. To those prospective clients that we are targeting, time is valuable and a website that takes too long to load or is difficult to navigate would not be appealing.

     We believe that the lack of financial security on the Internet has been hindering economic activity. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption.

     There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. We are now considering risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts in our system specifications and in the security precautions in the development of our website. There is no assurance that such security precautions will be successful.

     Other than investigating potential technologies in support of our business purpose and the preparation of our plan of operations, we have had no material business operations since inception in March 2006. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based service provider of travel services to corporate clients, business executives and other professionals.

     The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Marketing Strategy

     We intend to negotiate strategic alliances with larger service providers such as hotels and resorts. We will offer direct advertising to those resorts that we enter into strategic alliances with through a link on our website, through flyers and promotional materials, and through personal selling, in exchange for a percentage based commission of the sale of rooms, tours or other services booked by clients we introduce.

     Strategic relationships will also be developed with travel agents, convention centers and spas for a similar percentage based commission of any booking made by a client introduced by us.

     We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important strategic alliances. This would be an opportunity to meet and network with hundreds of service providers.

     Initially we will aggressively court the key database of corporate contacts provided by our President, Xuezheng Yuan, in order to attract initial clients and strategic partners. We also intend to attract and add new clients through our website with a strong technical support capable of recording leads.

     Other methods of communication will include:

*	Email mailings regular e-mailings to potential customers with updated company information and special offers

*	Direct mail brochures and newsletters

*	Sampling occasionally a discounted service package may be offered as a trade-in-kind to a visible and vocal trendsetter such as an advertising agent for a magazine or radio station.

*	Informal marketing/networking activities such as joining organizations or attending tradeshows and conferences.

Customer-based marketing will include:

*	Emphasizing repeat sales to clients who have used our services

*	Exploring additional sales tactics to increase the total revenue per client through the sale of extra services

*	Additional sales facilitated by links to our website

*	Strategic partnerships such as cooperative advertising

*	Special offers and promotions such as limited time offers or seasonal promotions.

Website Marketing Strategy

     Web marketing will start with our known contacts who we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

Revenue

     Initially, we intend to generate revenue from two sources:

1.	By entering into strategic alliances with resorts and hotels to receive a percentage based commission of the room or travel package booking generated by us;

2.	By charging a fee to the customer for arranging travel assistance and/or concierge service.

     We intend to develop and maintain a database of all our clients so that we can anticipate their personal preferences in specific airlines, types of restaurants, type of recreational activities, etc. Our database will enable us to anticipate the needs and desires of our clients.

Competition

     The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors. Competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

     Most hotels and resorts have their own websites and upon initiating our website operations, we will be competing with them. We intend to differentiate ourselves by offering a much more personalized service. We will handle all aspects of the travel arrangements - air travel, hotel accommodations, car rental, limousine pick-up, floral arrangements, dinner, tickets for theater productions or shows, having suits or dresses pressed, down to ensuring that a specific brand of water is available in the room. We intend to act as a personal concierge or executive assistant throughout the duration of the trip.

     The travel market is a small niche market and may be difficult to penetrate. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established travel agencies with records of success will attract qualified clients away from us. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of the range of services and the quality of services that we intend to provide.

     Xuezheng Yuan, our president will be devoting approximately 15 hours a week of his time to our operations. Once we begin operations, and are able to attract more clients to use our services, Xuezheng Yuan has agreed to commit more time as required. Because Mr. Yuan will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Marketing

     We intend to market our website in China, the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We also intend to attend trade-shows and conferences. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites.

Insurance

     We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Consulting Agreement

     On February 21, 2006, we entered into a consulting agreement with Hongtao Shi, Liuyi Zhang and Fred Chang. They agreed to provide us with project management and language consulting services in helping us set up our business in the United States. They agreed to provide office space free of charge for one year. In consideration, they were entitled to subscribe to 10% of common stock in our public offering. They did not subscribe to any shares at that time. We are currently in negotiations with them to continue the term of the agreement till Feb. 20, 2008, for a total cash compensation of $35,000.

Employees; Identification of Certain Significant Employees.

     We are a development stage company and currently have no employees other than our sole officer and director. We intend to hire additional employees on an as needed basis.

Offices

     Our offices are currently located at No. 1 Xinxin Garden, No. 51 Fangjicun Xudong Road,Wuchang, Wuhan, Hubei, China 430062. Our telephone number is (86-27) 5080-2170. This is the office of our President, Xuezheng Yuan. We do not pay any rent to Mr. Yuan and there is no agreement to pay any rent in the future. We intend to establish an office elsewhere in the future.

Government Regulation

     We are not currently subject to direct Chinese, federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.

     We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

     Other than the foregoing, no governmental approval is needed for the sale of our products.

Risks associated with China Unitech Group, Inc.

     1. Because our auditors have issued a going concern opinion, and because our officers and directors will not loan any additional money to us, there is substantial doubt that we will be in business in one year. Accordingly, we may have to cease activities and you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. Our officers and directors are unwilling to loan or advance any additional capital to us, except to prepare and file reports with the SEC. Our future is dependent upon our successful development and implementation of our business plan resulting in the generation of revenues. As of the date of this report, we have not commenced operations. This condition raises substantial doubt about our ability to continue as a going concern.

     2. We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

     We were incorporated in March 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $17,505. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to locate purveyors who will provide their services/properties for resale to our clients

*	our ability to attract clients who will buy our services from us and our website

*	our ability to generate revenues through the sale of our services

     Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     3. We have no clients and we cannot guarantee we will ever have any. Even if we obtain clients, there is no assurance that we will make a profit.

     We have no clients. We have not identified any clients and we cannot guarantee we ever will have any. Even if we obtain clients, there is no guarantee that we will be able to locate purveyors of services who are willing to provide their services or properties for sale to our clients, or that our clients will use our website to buy the products/services being offered. If we are unable to attract enough service providers to offer their products/services for sale to our clients, or enough clients to buy the products/services from us, our website may not be able to operate profitably. If we cannot operate profitably, we will have to suspend or cease operations.

     4. Because we are small and do not have much capital, we must limit marketing our services to potential clients and purveyors. As a result, we may not be able to attract enough clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

     Because we are small and do not have much capital, we must limit marketing our website to potential clients and purveyors of services. The sale of products/services via our website is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough clients to buy, or purveyors to sell products/services, to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

     5. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting purveyors and clients and result in a lack of revenues that may cause us to suspend or cease operations.

     Our sole officer and director, Xuezheng Yuan, will only be devoting limited time to our operations. Xuezheng Yuan, our president and sole director will be devoting approximately 15 hours per week of his time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Yuan. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

     6. Because our management does not have prior experience in the marketing of products or services via the Internet, we may have to hire individuals or suspend or cease operations.

     Because our management does not have prior experience in the marketing of products or services via the Internet, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

     7. Because most of our assets and our officer and director are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or our officer and director.

     Our assets are located outside of the United States. Our director and officer is a national and/or resident of a country other than the United States, and all his assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, it is unlikely that the courts of China and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or other jurisdictions against us or our director and officer predicated upon the securities laws of the United States or any state thereof.

     8. Because there is an extremely limited public trading market for our common stock, you may not be able to resell your stock.

     There is currently no public trading market for our common stock. However, our common stock was just listed for trading on the bulletin board, operated by the Financial Industry Regulatory Authority (FINRA). Our shares will now be traded under the symbol CUIG. If you buy shares of our common stock, you may not be able to resell your shares on the bulletin board and may need to locate a buyer and negotiate your own sale.

     9. Our securities are subject to penny stock rules. Because the SEC imposes additional sales practice requirements on brokers who deal in penny stocks, some brokers may be unwilling to trade them. Consequently, you may have difficulty reselling your shares and this may cause the price of the shares to decline.

     Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

     10. Concentrated control of our stock could adversely affect the market price of our stock and the ability of unaffiliated shareholders to control decisions.

     Concentrated control of our common stock in Mr. Yuan could adversely affect the market price of our stock and the ability of unaffiliated shareholders to control decisions to engage in transactions like mergers, acquisitions and reorganizations, and elections of directors.

     11.Because our officer and director has no formal training in financial accounting and management , and he is responsible for our managerial and organizational structure, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     We have one officer and director. He has no formal training in financial accounting and management. However, he is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When the disclosure and accounting controls referred to above are implemented, he will be responsible for the administration of them. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

     12. If our officer and director resigns or dies without having found a replacement, our operations will be suspended or cease. If that should occur, you could lose your investment.

     We have one officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die, there will be no one to run our company. Further, we do not have key man insurance. Until we find other persons to run our company, operations will be suspended or cease entirely. In that event, you may lose your entire investment.

ITEM 2.     DESCRIPTION OF PROPERTY

     We do not own any real property.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on Sept. 19, 2007, under the symbol CUIG. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

     On Sept. 5, 2007, we had 62 shareholders of record of our common stock.

Dividend Policy

     We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Stock Split and Cancellation

     On August 24, 2007, the Company paid a stock dividend of four shares of common stock (21,600,000 shares total) for each share of common stock outstanding at August 22, 2007 (5,400,000 shares total). Simultaneously, the Company four largest stockholders (who owned a total of 5,206,600 shares of common stock prior to the dividend) returned to the Company their 20,826,400 dividend shares (which the Company cancelled). After these transactions, the Company has 6,173,600 shares of common stock issued and outstanding.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and ffer quotes, a dealers pread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

     On August 30, 2006, we filed a Form SB-2 registration statement with the Securities and Exchange Commission in connection with a public offering of up to 2,000,000 shares of common stock at $.10 per share, or $200,000 total. On September 18, 2006, our Form SB-2 registration statement (SEC file no. 333-136989) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. On March 1, 2007, we completed our public offering and raised $132,500 by selling 1,325,000 shares of common stock at an offering price of $0.10 per share. We raised $132,500 in gross proceeds. The net proceeds, after deducting total expenses incurred in connection with the issuance and distribution of securities, was $112,500.

     We have not spent any of the proceeds from our public offering at this time.

ITEM 6.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of our annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the additional cash, or cease operations entirely.

     Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, find purveyors of services and products to sell on our website, and find clients to buy our services. Since the audit report was issued, we raised $132,500 in our public offering. We believe those funds will allow us to continue operations for twelve months.

Plan of Operation

     Currently, we are employing the money raised in our public offering to begin operations. We cannot guarantee that once we begin operations, we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients, we may quickly use up our available funds. We will then need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

     We believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

     Our specific goal is to profitably sell our services on our internet website to the budget-conscious traveler. We intend to accomplish the foregoing through the following milestones:

Milestones:

1.

We have begun to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

2.

After our office is established, in 7-10 days, we intend to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents and convention centers. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of properties in the US and Canada. Once we have signed up a minimum of three exclusive resorts or retreats, we will hire an outside web designer to begin development on our website. We believe we should have the minimum of three strategic alliances negotiated and signed within 30 days of setting up our office. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

3.

As soon as our website is operational, approximately 60 days from setting up our office, we will begin to market our website in China, the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We will also attend trade-shows and conferences. We intend to target business executives, corporations and high-income individuals to become potential users of our services. Initially we will aggressively court the key database of corporate contacts provided by our president, Mr. Yuan. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe our marketing campaign will cost a minimum of $12,500. Marketing is an ongoing necessity that will continue during the life of our operations. We believe we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

4.

Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying owners and managers of resorts, hotels, retreats, spas, private charter companies, etc. via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would qualify the potential clients.

It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain our database is estimated to be $10,000 to $20,000.

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

     Until our website is fully operational, we do not believe that clients will use our services to book their travel arrangements. We believe, however, that once our website is operational and we are able to provide a wide selection of services that we can offer to potential clients, they will utilize our services as their personal concierge for their travel needs.

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

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in services and products.

     To become profitable and competitive, we have to locate and negotiate agreements with service providers to allow us to represent them for a percentage-based commission. We then have to locate clients to book those services through us. We will likely need additional financing to achieve our goals before we can become profitable.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on March 14, 2006 to June 30, 2007

     During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.chinabizhotel.com. We have also completed our public offering.

     Our net loss from inception to June 30, 2007 is $17,505. We spent this sum on general and administrative expenses.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     In March 2006, we issued 4,075,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 This was accounted for as a sale of common stock. On March 1, 2007, we issued 1,325,000 shares of common stock and raised a total of $132,500 from our public offering.

     As of June 30, 2007, our total assets were $128,610 and our total liabilities were $33,574. As of June 30, 2007, we had cash of $128,610.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements

Page

Index to Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets – June 30, 2007 and 2006	F-3

Statements of Operations - For the year ended
June 30, 2007, for the period March 14, 2006
(inception) to June 30, 2006, and for the period
March 14, 2006 to June 30, 2007	F-4

Statements of Changes in Stockholders’
Equity (Deficiency) – For the period
March 14, 2006 (inception) to June 30, 2007	F-5

Statements of Cash Flows – For the year ended
June 30, 2007, for the period March 14, 2006
(inception) to June 30, 2006, and for the period
March 14, 2006 to June 30, 2007	F-6

Notes to Financial Statements – For the period
March 14, 2006 (inception) to June 30, 2007	F-7

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Unitech Group, Inc.

I have audited the accompanying balance sheet of China Unitech Group, Inc.(the Company”) as of June 30, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Unitech Group, Inc. as of June 30, 2007 and 2006 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paula S. Morelli CPA P.C.

Freeport, New York
September 26, 2007

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

	June 30,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$128,610	$15,982

Total current assets	128,610	15,982

Other assets:
Deferred offering costs	-	10,000

Total other assets	-	10,000

Total assets	$128,610	$25,982

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Loans payable to majority stockholder	$33,574	$29,982

Total current liabilities	33,574	29,982

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
5,400,000 and 4,075,000 shares, respectively	54	41
Additional paid-in capital	112,487	-
Deficit accumulated during
development stage	(17,505)	(4,041)

Total stockholders' equity (deficiency)	95,036	(4,000)

Total liabilities and stockholders' equity (deficiency)	$128,610	$25,982

See Notes to Financial Statements.
F-3

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations

			Cumulative During
		Period March 14,	the Development
	Year Ended	2006 (Inception)	Stage (March 14,
	June 30, 2007	to June 30, 2006	2006 to June 30, 2007

Revenues	$-	$-	$-

Expenses:
General and administrative	13,464	4,041	17,505

Total expenses	13,464	4,041	17,505

Net income (loss)	$(13,464)	$(4,041)	$(17,505)

Net income (loss) per share,
basic and diluted	$(.00)	$(.00)

Number of common shares
outstanding,
basic and diluted	4,479,861	4,075,000

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency)
For the Period March 14, 2006 (Inception)
to June 30, 2007

				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.00001 par value		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Shares sold to officer and
director at $.00001 per
share in March 2006	3,350,000	$34	$-	$-	$34

Shares sold at $.00001
per share in June 2006	725,000	7	-	-	7

Net loss for the period
March 14, 2006 (inception)
to June 30, 2006	-	-	-	(4,041)	(4,041)

Balances, June 30, 2006	4,075,000	41	-	(4,041)	(4,000)

Shares sold in public
offering at $.10 per share
in February and March
2007, less offering costs
of $20,000	1,325,000	13	112,487	-	112,500

Net loss for the year ended
June 30, 2007	-	-	-	(13,464)	(13,464)

Balances, June 30, 2007	5,400,000	$54	$112,487	$(17,505)	$95,036

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative During
		Period March 14,	the Development
	Year Ended	2006 (Inception)	Stage (March 14,
	June 30, 2007	to June 30, 2006	2006 to June 30, 2007

Cash flows from operating activities:
Net income (loss)	$(13,464)	$(4,041)	$(17,505)

Net cash provided by (used for)
operating activities	(13,464)	(4,041)	(17,505)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common
stock	132,500	41	132,541
Proceeds from loans payable to			-
majority stockholder	3,592	29,982	33,574
Public offering costs incurred	(10,000)	(10,000)	(20,000)

Net cash provided by (used for)
financing activities	126,092	20,023	146,115

Net increase (decrease) in cash
and cash equivalents	112,628	15,982	128,610

Cash and cash equivalents,
beginning of period	15,982	-	-

Cash and cash equivalents,
end of period	$128,610	$15,982	$128,610

Supplemental disclosures of cash
flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period March 14, 2006 (Inception)
to June 30, 2007

NOTE 1 – ORGANIZATION

China Unitech Group, Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006. From its office in China, the Company plans to operate in the online travel business using the website www.chinabizhotel.com. The website is planned to offer viewers the ability to book hotel rooms in China and earn the Company booking fees from the respective hotels.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and completing its public offering (see note 5). The Company has had no revenues since inception.

Cash and cash equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments – The Company’s financial instruments consist of cash and cash equivalents and loans payable to sole officer and director, which approximate fair value because of their short maturity.

Income taxes – Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net loss per share – Basic and diluted net loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company does not have any common stock equivalents outstanding such as stock options or convertible securities.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period March 14, 2006 (Inception)
to June 30, 2007

NOTE 3 – LOANS PAYABLE TO MAJORITY STOCKHOLDER

The loans payable are non-interest bearing and are due on demand.

NOTE 4 – STOCKHOLDERS’ EQUITY

On March 20, 2006, the Company sold 3,350,000 shares of its common stock to its sole officer and director at a price of $.00001 per share, or $34 total.

On June 28, 2006, the Company sold an additional 725,000 shares of its common stock to 2 other investors in private transactions at a price of $.00001 per share, or $7 total.

NOTE 5 – PUBLIC OFFERING

On August 30, 2006, the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission (which was declared effective September 18, 2006) in connection with a public offering of up to 2,000,000 shares of common stock at $.10 per share, or $200,000 total. In February and March 2007, a total of 1,325,000 shares of common stock was sold to 59 investors at a price of $.10 per share, or $132,500 total (one of the 59 investors acquired 1,131,600 of the total 1,325,000 shares sold). Net proceeds to the Company, after deducting $20,000 of offering costs, were $112,500.

NOTE 6 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $5,952 attributable to the future utilization of the net operating loss carryforward of $17,505 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $4,041 in 2026 and $13,464 in 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period March 14, 2006 (Inception)
to June 30, 2007

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Consulting agreement – On February 21, 2006, the majority stockholder of the Company executed a Consulting Agreement with three individuals (the “Consultants”). Among other things, the agreement provided that the Consultants will assist in the formation of the Company, the preparation of the registration statement in connection with the Company’s public offering (including the introduction of accountants and an attorney), and the preparation of the application for trading on the OTC Bulletin Board. As compensation for their services, the agreement provided that the Consultants were entitled to subscribe to shares of Company common stock in the Company’s public offering. The Consultants did not subscribe to any shares of common stock in the Company’s public offering. At August 24, 2007, the Company is negotiating with the Consultants to continue the term of the agreement to February 20, 2008 for total cash compensation of $35,000.

Rental agreement – The Company has been using office space provided by its majority stockholder at no cost to the Company.

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

NOTE 8 – SUBSEQUENT EVENTS

Stock dividend and stock cancellation – On August 24, 2007, the Company paid a stock dividend of four shares of common stock (21,600,000 shares total) for each share of common stock outstanding at August 22, 2007 (5,400,000 shares total). Simultaneously, the Company’s four largest stockholders (who owned a total of 5,206,600 shares of common stock prior to the dividend) returned to the Company their 20,826,400 dividend shares (which the Company cancelled). After these transactions, the Company has 6,173,600 shares of common stock issued and outstanding.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our fiscal year end is June 30. Our financial statements for the period from inception to June 30, 2007, included in this report, have been audited by Paula S. Morelli, CPA, P.C., 21 Martha Street, Freeport, New York 11520, as set forth in her report. Her report is given upon her authority as an expert in accounting and auditing.

ITEM 8A.    CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors serve until their successors are elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

      The name, age and position of our officer and director are set forth below:

Name and Address	Age	Position(s)
Xuezheng Yuan	38	president, chief executive officer, secretary/treasurer,
No. 1 Xinxin Garden		chief financial officer, and the sole member of the
No. 51 Fangjicun Xudong Road		board of directors
Wuchang, Wuhan
Hubei, China 430062

     The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Xuezheng Yuan

     Since March 14, 2006, Mr. Yuan has been our president, chief executive officer, secretary/treasurer, chief financial officer, principal accounting officer and the sole member of the board of directors. Since April 1997, Mr. Yuan has been the president of Hubei Dilong Industry Group located in Wuhan, China. Hubei Dilong Industry Group is engaged in the business of tourist and travel theme park. From April 1992 to April 1997, Mr. Yuan was a founder and president of Hubei Province Real Estate Development Ltd. located in Wuhan, China. Hebei Province Real Estate Development Ltd. is

engage in the business of real estate development. From July 1990 to April 1992, Mr. Yuan was employed by a trading company located in Shenzhen, China. He was mainly engaged in the business of acting as an import and export agent of textiles. In 1990, Mr. Yuan was awarded a degree in sociology from China Wuhan Irrigation Water and Electric Power University. Mr. Yuan will devote 15 hours a week to our operations.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

     Our sole officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between our interests and his other business interests. We have not formulated a policy for the resolution of such conflicts.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. Our director is not deemed independent. Our director also holds positions as an officer. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. This is because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our sole officer and director, from inception on March 14, 2006 to June 30, 2007, the end of our fiscal year. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Xuezheng Yuan	2007	0	0	0	0	0	0	0	0
President, Secretary,	2006	0	0	0	0	0	0	0	0
Treasurer and Director	2005	0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our director during the last completed fiscal year.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Xuezheng Yuan	0	0	0	0	0	0	0

     All compensation received by our officer and director has been disclosed. We do not anticipate paying any salaries at any time in 2008. We will not begin paying salaries until we have adequate funds to do so. Our director does not receive any compensation for serving as a member of the board of directors.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein. To date, we have not entered into employment contracts with our officer and do not intend to enter into any employment contracts until we have adequate funds to do so.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our director, officer and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess voting and dispositive power with respect to the shares.

	Number of Shares
Name and Address	Owned by	Percentage of
Beneficial Owner	Shareholder	Ownership
Xuezheng Yuan [1]	3,350,000	54.26%
No. 1 Xinxin Garden
No. 51 Fangjicun Xudong Road
Wuchang, Wuhan
Hubei, China 430062

All Officers and Directors
as a Group (1 person)	3,350,000	54.26%

Shuihua Cheng	1,131,600	18.33%

Bingjun Guo	500,000	8.10%

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Yuan is the only "promoter" of our company.

Future Sales by Existing Stockholders

     A total of 3,350,000 shares of our stock are currently owned by our sole officer and director, Mr. Yuan. One of our shareholders holds 1,131,600 shares. These shares are restricted securities as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers transaction or in a transaction directly with a market maker.

     Our sole officer and director, Mr. Yuan, will likely sell a portion of his stock if the market price exceeds $0.10 per share. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 2006, we issued a total of 3,350,000 shares of restricted common stock to Mr. Yuan, our sole officer and director, at a price of $0.00001 per share, or $33.50 total.

     Mr. Yuan has loaned us $ 33,574 to date. The loans payable are non-interest bearing and are due on demand. In addition, Mr.Yuan provides us with office space. We do not pay any rent to Mr. Yuan and there is no agreement to pay any rent in the future.

     On August 24, 2007, the Company paid a stock dividend of four shares of common stock (21,600,000 shares total) for each share of common stock outstanding at August 22, 2007 (5,400,000 shares total). Simultaneously, the Company four largest stockholders (who owned a total of 5,206,600 shares of common stock prior to the dividend) returned to the Company their 20,826,400 dividend shares (which the Company cancelled). After these transactions, the Company has 6,173,600 shares of common stock issued and outstanding.

PART IV

ITEM 13.     EXHIBITS

     The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	8/30/06	3.1

3.2	Bylaws.	SB-2	8/30/06	3.2

4.1	Specimen Stock Certificate.	SB-2	8/30/06	4.1

10.1	Consulting Agreement with Hongtao Shi, Liuyi Zhang				X
and Fred Chang.

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and				X
Principal Financial Officer pursuant to 15d-15(e),
promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (Chief Executive Office and Chief
Financial Officer).

99.1	Subscription Agreement.	SB-2	8/30/06	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$6,500.00	Paula S. Morelli, CPA, P.C.
2006	$5,000.00	Paula S. Morelli, CPA, P.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$0.00	Paula S. Morelli, CPA, P.C.
2006	$0.00	Paula S. Morelli, CPA, P.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$0.00	Paula S. Morelli CPA, P.C.
2006	$0.00	Paula S. Morelli CPA, P.C.

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$0.00	Paula S. Morelli CPA, P.C.
2006	$0.00	Paula S. Morelli CPA, P.C.

     (5) Our audit committee pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 25th day of September, 2007.

CHINA UNITECH GROUP, INC.

BY:   XUEZHENG YUAN
         Xuezheng Yuan, President, Principal
         Executive Officer, Secretary, Treasurer,
         Principal Financial Officer and Principal
         Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

XUEZHENG YUAN	Xuezheng Yuan, President, Principal Executive Officer, Treasurer, Principal Financial Officer,	September 25, 2007
Secretary, Principal Accounting Officer President,
and sole Member of the Board of Directors

EXHIBIT INDEX

    The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	8/30/06	3.1

3.2	Bylaws.	SB-2	8/30/06	3.2

4.1	Specimen Stock Certificate.	SB-2	8/30/06	4.1

10.1	Consulting Agreement with Hongtao Shi, Liuyi Zhang				X
	and Fred Chang.

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act of
	1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief
	Financial Officer).

99.1	Subscription Agreement.	SB-2	8/30/06	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X