Form 10QSB
period 2007-09-30
China Unitech Group, Inc.
filed 2007-11-09
CIK 1373846

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-52832

CHINA UNITECH GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

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

As of November 5, 2007, the Company had 6,173,600 shares of common stock outstanding.

=========================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
September 30, 2007

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets
	September 30,	June 30,
	2007	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$124,635	$128,610

Total current assets	124,635	128,610

Other assets	-	-

Total assets	$124,635	$128,610

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses payable	$12,145	$-
Loans payable to majority stockholder	33,574	33,574

Total current liabilities	45,719	33,574

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
6,173,600 and 5,400,000 shares, respectively	62	54
Additional paid-in capital	112,479	112,487
Deficit accumulated during
development stage	(33,625)	(17,505)

Total stockholders' equity	78,916	95,036

Total liabilities and stockholders' equity	$124,635	$128,610

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
			Cumulative During
			the Development
	Three Months	Three Months	Stage (March 14,
	Ended	Ended	2006 to September
	September 30, 2007	September 30, 2006	30, 2007)

Revenues	$-	$-	$-

Expenses:
General and administrative	16,120	5,950	33,625

Total expenses	16,120	5,950	33,625

Net income (loss)	$(16,120)	$(5,950)	$(33,625)

Net income (loss) per share,
basic and diluted	$(.00)	$(.00)

Weighted average number of
common shares outstanding,
basic and diluted	5,719,530	4,075,000

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Cumulative During
			the Development
	Three Months	Three Months	Stage (March 14,
	Ended	Ended	2006 to September
	September 30, 2007	September 30, 2006	30, 2007)
Cash flows from operating activities:
Net income (loss)	$(16,120)	$(5,950)	$(33,625)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses payable	12,145	-	12,145

Net cash provided by (used for) operating activities	(3,975)	(5,950)	(21,480)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	132,541
Proceeds from loans payable to
majority stockholder	-	-	33,574
Public offering costs incurred	-	(10,000)	(20,000)

Net cash provided by (used for) financing activities	-	(10,000)	146,115

Net increase (decrease) in cash and cash equivalents	(3,975)	(15,950)	124,635

Cash and cash equivalents, beginning of period	128,610	15,982	-

Cash and cash equivalents, end of period	$124,635	$32	$124,635

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

NOTE 1 – ORGANIZATION

China Unitech Group, Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006. From its office in China, the Company plans to operate in the online travel business using the website www.chinabizhotel.com. The website is planned to offer viewers the ability to book hotel rooms in China and earn the Company booking fees from the respective hotels.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2007 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2008. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2007 as included in our report on Form SB-2.

NOTE 3 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding. The Company does have any common stock equivalents such as stock options or convertible securities.

NOTE 4 – LOANS PAYABLE TO MAJORITY STOCKHOLDER

The loans payable are non-interest bearing and are due on demand. On October 10, 2007 (see Note 8), the loans were repaid in full by the Company.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

Public offering - On August 30, 2006, the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission (which was declared effective September 18, 2006) in connection with a public offering of up to 2,000,000 shares of common stock at $.10 per share, or $200,000 total. In February and March 2007, a total of 1,325,000 shares of common stock was sold to 59 investors at a price of $.10 per share, or $132,500 total (one of the 59 investors acquired 1,131,600 of the total 1,325,000 shares sold). Net proceeds to the Company, after deducting $20,000 of offering costs incurred through March 31, 2007, were $112,500.

Stock dividend and stock cancellation – On August 24, 2007, the Company paid a stock dividend of four shares of common stock (21,600,000 shares total) for each share of common stock outstanding at August 22, 2007 (5,400,000 shares total). Simultaneously, the Company’s four largest stockholders (who owned a total of 5,206,600 shares of common stock prior to the dividend) returned to the Company their 20,826,400 dividend shares (which the Company cancelled). As a result of these transactions, the number of issued and outstanding shares of common stock increased from 5,400,000 shares to 6,173,600 shares; the transactions had no effect on revenues or expenses.

NOTE 6 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $11,433 at September 30, 2007 attributable to the future utilization of the net operating loss carryforward of $33,625 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $4,041 in 2026, $13,464 in 2027, and $16,120 in 2028.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Consulting agreement – On February 21, 2006, the majority stockholder of the Company executed a Consulting Agreement with three individuals (the “Consultants”). Among other things, the agreement provided that the Consultants would assist in the formation of the Company, the preparation of the registration statement in connection with the Company’s public offering (including the introduction of accountants and an attorney), and the preparation of the application for trading on the OTC Bulletin Board.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

As compensation for their services, the agreement provided that the Consultants were entitled to subscribe to shares of Company common stock in the Company’s public offering. The Consultants did not subscribe to any shares of common stock in the Company’s public offering.

On October 5, 2007, the Company executed an Amended and Restated Consulting Agreement with the Consultants. Among other things, the amended agreement provides that the Consultants will continue through February 20, 2008 to provide the Company project management and language consulting services relating to SEC filings and other work required by United States regulatory agencies. As compensation for their past and future services, the amended agreement provides for a $35,000 cash payment to the Consultants (which was paid October 5, 2007 and will be expensed in the financial statements for the three months ended December 31, 2007).

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

NOTE 8 – SUBSEQUENT EVENTS

Consulting agreement – On October 5, 2007, the Company paid a total of $35,000 cash to the Consultants in accordance with the terms of the amended agreement. See Note 7.

Loans payable to majority stockholder – On October 10, 2007, the Company paid $33,574 to its majority stockholder in repayment of the loans. See Note 4.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of our quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Plan of Operation

     Currently, we are employing the money raised in our public offering to begin operations. We cannot guarantee that we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients, we may quickly use up our available funds. We will then need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

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

     Our specific goal is to profitably sell our services on our internet website to the budget-conscious traveler. We intend to accomplish the foregoing through the following milestones:

Milestones:

1.

We have begun to establish our office and acquire the equipment we need to begin operations. Establishing our office will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

2.

After our office is established, in 7-10 days, we intend to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents and convention centers. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of properties in the US and Canada. Once we have signed up a minimum of three exclusive resorts or retreats, we will hire an outside web designer to begin development on our website. We believe we should have the minimum of three strategic alliances negotiated and signed within 30 days of setting up our office. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and our database are anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up- grade the website. As our customer base increases, we will up-date the database. Both will be ongoing during the life of our operations.

3.

As soon as our website is operational, approximately 60 days from setting up our office, we will begin to market our website in China, the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We will also attend trade-shows and conferences. We intend to target business executives, corporations and high-income individuals to become potential users of our services. Initially, we will aggressively pursue key corporate contacts provided by our president, Mr. Yuan. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe our marketing campaign will cost a minimum of $12,500. Marketing is an ongoing necessity that will continue during the life of our operations. We believe we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

4.

Our marketing program will combine recruiting service providers as well as clients to utilize those services. The process of recruiting service providers includes identifying owners and managers of resorts, hotels, retreats, spas, private charter companies, etc., via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Engaging potential clients may consist of telephone surveys and may contain questions that would qualify the potential clients.

It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to recruit and analyze all of the material to identify suitable candidates to develop and maintain our database is estimated to be $10,000 to $20,000.

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

Results of Operations

From Inception on March 14, 2006 to September 30, 2007

     During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.chinabizhotel.com. We have also completed our public offering.

     Our net loss from inception to September 30, 2007 is $33,625. We spent this sum on general and administrative expenses.

Consulting agreement

     On February 21, 2006, we executed a Consulting Agreement with three individuals (the “Consultants”). Among other things, the agreement provided that the Consultants would assist in our formation, the preparation of the registration statement in connection with our public offering (including the introduction of accountants and an attorney), and the preparation of the application for trading on the OTC Bulletin Board.

     As compensation for their services, the agreement provided that the Consultants were entitled to subscribe to shares of our common stock in our public offering. The Consultants did not subscribe to any shares of common stock in our public offering.

     On October 5, 2007, we executed an Amended and Restated Consulting Agreement with the Consultants. Among other things, the amended agreement provides that the Consultants will continue through February 20, 2008 to provide us project management and language consulting services relating to SEC filings and other work required by United States regulatory agencies. As compensation for their past and future services, the amended agreement provides for a $35,000 cash payment to the Consultants (which was paid October 5, 2007 and will be expensed in the financial statements for the three months ended December 31, 2007).

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

     As of September 30, 2007, our total assets were $124,635 and our total liabilities were $45,719. As of September 30, 2007, we had cash of $124,635.

ITEM 3.     CONTROLS AND PROCEDURES

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

     We have not spent any of the proceeds from our public offering at this time.

ITEM 6.     EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
10.2	Amended and restated Consulting Agreement.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of November, 2007.

CHINA UNITECH GROUP, INC.
(Registrant)

BY:   XUEZHENG YUAN
         Xuezheng Yuan
         President, Principal Executive Officer,
         Secretary/Treasurer, Principal Financial Officer
         and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
10.2	Amended and restated Consulting Agreement.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.