Form 10QSB
period 2007-12-31
China Unitech Group, Inc.
filed 2008-02-05
CIK 1373846

=======================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

As of January 23, 2008, the Company had 6,173,600 shares of common stock outstanding.

=======================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
December 31, 2007

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	June 30,
	2007	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$39,906	$128,610

Total current assets	39,906	128,610

Other assets	-	-

Total assets	$39,906	$128,610

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses payable	$-	$-
Loans payable to majority stockholder	-	33,574

Total current liabilities	-	33,574

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
6,173,600 and 5,400,000 shares, respectively	62	54
Additional paid-in capital	112,479	112,487
Deficit accumulated during the
development stage	(72,635)	(17,505)

Total stockholders' equity (deficiency)	39,906	95,036

Total liabilities and stockholders' equity (deficiency)	$39,906	$128,610

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
	Three Months		Six Months		Development
	Ended		Ended		Stage (March 14,
	December 31,		December 31,		2006 to December
	2007	2006	2007	2006	31, 2007)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and
administrative	39,010	2,155	55,130	8,105	72,635

Total expenses	39,010	2,155	55,130	8,105	72,635

Net income (loss)	$(39,010)	$(2,155)	$(55,130)	$(8,105)	$(72,635)

Net income (loss)
per share,
basic and diluted	$(.01)	$(.00)	$(.01)	$(.00)

Weighted average
number of
common shares
outstanding,
basic and diluted	6,173,600	4,075,000	5,946,565	4,075,000

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative During
	Six Months		the Development
	Ended		Stage (March 14,
	December 31,		2006 to December
	2007	2006	31, 2007)
Cash flows from operating activities:
Net income (loss)	$(55,130)	$(8,105)	$(72,635)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses payable	-	1,420	-

Net cash provided by (used for) operating activities	(55,130)	(6,685)	(72,635)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	132,541
Proceeds from loans payable to
majority stockholder	-	3,500	33,574
Repayment of loans payable to
majority stockholder	(33,574)	-	(33,574)
Public offering costs incurred	-	(10,000)	(20,000)

Net cash provided by (used for) financing activities	(33,574)	(6,500)	112,541

Net increase (decrease) in cash and cash equivalents	(88,704)	(13,185)	39,906

Cash and cash equivalents, beginning of period	128,610	15,982	-

Cash and cash equivalents, end of period	$39,906	$2,797	$39,906

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2007 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2007 and the results of operations and cash flows for the three and six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2008. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2007 as included in our annual report on Form 10-KSB.

NOTE 3 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding. The Company does have any common stock equivalents such as stock options or convertible securities.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

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

NOTE 5 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $24,696 at December 31, 2007 attributable to the future utilization of the net operating loss carryforward of $72,635 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $4,041 in 2026, $13,464 in 2027, and $55,130 in 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

On October 5, 2007, the Company executed an Amended and Restated Consulting Agreement with the Consultants. Among other things, the amended agreement provides that the Consultants will continue through February 20, 2008 to provide the Company project management and language consulting services relating to SEC filings and other work required by United States regulatory agencies. As compensation for their past and future services, the amended agreement provides for a $35,000 cash payment to the Consultants (which was paid October 5, 2007 and has been expensed in the financial statements for the three months ended December 31, 2007).

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

     We have established our office at no cost to the company. The office space is provided by our sole officer and is located at: No1. Xinxin Garden, No.51 Fangjicun Xudong Road, Wuchang, Wuhan, Hubei, China 430062. Its telephone is (86 27) 5080 2170.

     Our specific goal is to profitably sell our services on our internet website to the budget-conscious traveler. We intend to accomplish the foregoing through the following milestones:

Milestones:

1.     Complete the development of our website, www.chinabizhotel.com. We hired an outside web designer to begin development on our website. We have not make payment to website developer. We intend to pay him when the website is fully functional. Currently, the website is in Chinese and it is not fully functional yet. We intend to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents and convention centers. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of properties in the US, Canada and China. We believe we should have the minimum of three strategic alliances negotiated and signed. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost considerably less that what we anticipated before.

2.     As soon as our website is operational, we will begin to market our website in China through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We will also attend trade-shows and conferences. We intend to target business executives, corporations and high-income individuals to become potential users of our services. Initially, we will aggressively pursue key corporate contacts provided by our president, Mr. Yuan. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites.

3.     We have not started to market our website yet. Our marketing program will combine recruiting service providers as well as clients to utilize those services. The process of recruiting service providers includes identifying owners and managers of resorts, hotels, retreats, spas, private charter companies, etc., via the Internet and research in trade magazines and directories. This process will start as soon as our website is operational and will be ongoing during the life of our operations. Engaging potential clients may consist of telephone surveys and may contain questions that would qualify the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. In summary, we should be in full operation and receiving orders by the end of December 2008.

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

Operating History

     Since completing our public offering, on March 1, 2007, we have sold 1,325,000 shares of common stock and raised $132,500.

Results of Operations

From Inception on March 14, 2006 to December 31, 2007

     During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.chinabizhotel.com. We have also completed our public offering.

     Our net loss from inception to December 31, 2007 is $72,635. We spent this sum on general and administrative expenses.

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

     On October 5, 2007, we executed an Amended and Restated Consulting Agreement with the Consultants. Among other things, the amended agreement provides that the Consultants will continue through February 20, 2008 to provide us project management and language consulting services relating to SEC filings and other work required by United States regulatory agencies. As compensation for their past and future services, the amended agreement provides for a $35,000 cash payment to the Consultants (which was paid October 5, 2007 and has been expensed in the financial statements for the three months ended December 31, 2007).

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     In March 2006, we issued 4,075,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 and raised $40.75. This was accounted for as a sale of common stock.

     On March 1, 2007, we issued 1,325,000 shares of common stock and raised a total of $132,500 from our public offering.

     As of December 31, 2007, our total assets were $39,906, comprised of cash. We have no liabilities.

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

     From March 1, 2007 to December 31, 2007, the net proceeds have been used as follows:

Repayment of loans to majority stockholder	$12,650
Consulting fees paid pursuant to Amended and	$35,000
Restated Consulting Agreement dated October
5, 2007
Legal fees and expenses	$8,941
Audit and review fees	$6,750
Accounting fees	$5,000
Transfer agent fees	$3,165
Other general and administrative expenses	$1,088

Subtotal	$72,594

Working capital	$39,906

Total	$112,500

     The use of proceeds, through December 31, 2007, differs from the estimated use of proceeds as describe in the registration statement. The consulting and professional fees we paid was $55,691, which is $48,691 higher than the estimate in the registration statement of $7,000. Use of proceeds for the website development, database marketing and advertising, establishing an office, and attending industry trade shows were estimated in the registration statement at a total of $57,500; none of the proceeds have yet been used for any of these purposes.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of January, 2008.

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