Form 10-Q
period 2008-03-31
China Unitech Group, Inc.
filed 2008-05-07
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52832

CHINA UNITECH GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

No. 1 Xinxin Garden
No. 51 Fangjicun Xudong Road
Wuchang, Wuhan
Hubei, China 430062
(Address of principal executive offices, including zip code.)

(86-27) 5080-2170
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,173,600 as of May 5, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
March 31, 2008

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	June 30,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$36,640	$128,610

Total current assets	36,640	128,610

Other assets	-	-

Total assets	$36,640	$128,610

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses payable	$250	$-
Loans payable to majority stockholder	-	33,574

Total current liabilities	250	33,574

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
6,173,600 and 5,400,000 shares, respectively	62	54
Additional paid-in capital	112,479	112,487
Deficit accumulated during the
development stage	(76,151)	(17,505)

Total stockholders' equity (deficiency)	36,390	95,036

Total liabilities and stockholders' equity (deficiency)	$36,640	$128,610

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
	Three Months		Nine Months		Development
	Ended		Ended		Stage (March 14,
	March 31,		March 31,		2006 to March
	2008	2007	2008	2007	31, 2008)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and
administrative	3,516	1,415	58,646	9,520	75,901

Total expenses	3,516	1,415	58,646	9,520	75,901

Net income (loss)	$(3,516)	$(1,415)	$(58,646)	$(9,520)	$(75,901)

Net income (loss)
per share,
basic and diluted	$(.00)	$(.00)	$(.01)	$(.00)

Weighted average
number of
common shares
outstanding,
basic and diluted	6,173,600	4,369,444	6,022,243	4,173,148

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative During
	Nine Months		the Development
	Ended		Stage (March 14,
	March 31,		2006 to March
	2008	2007	31, 2008)
Cash flows from operating activities:
Net income (loss)	$(58,646)	$(9,520)	$(76,151)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses payable	250	-	250

Net cash provided by (used for) operating activities	(58,396)	(9,520)	(75,901)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	132,500	132,541
Proceeds from loans payable to
majority stockholder	-	3,592	33,574
Repayment of loans payable to
majority stockholder	(33,574)	-	(33,574)
Public offering costs incurred	-	(10,000)	(20,000)

Net cash provided by (used for) financing activities	(33,574)	126,092	112,541

Net increase (decrease) in cash and cash equivalents	(91,970)	116,572	36,640

Cash and cash equivalents, beginning of period	128,610	15,982	-

Cash and cash equivalents, end of period	$36,640	$132,554	$36,640

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2008 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three and nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2008. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

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

NOTE 3 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding. The Company does not have any common stock equivalents such as stock options or convertible securities.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
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

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $25,806 at March 31, 2008 attributable to the future utilization of the net operating loss carryforward of $75,901 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $4,041 in 2026, $13,464 in 2027, and $58,396 in 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
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

On October 5, 2007, the Company executed an Amended and Restated Consulting Agreement with the Consultants. Among other things, the amended agreement provided that the Consultants would continue through February 20, 2008 to provide the Company project management and language consulting services relating to SEC filings and other work required by United States regulatory agencies. As compensation for their past and future services, the amended agreement provided for a $35,000 cash payment to the Consultants (which was paid October 5, 2007 and has been expensed in the financial statements for the three months ended December 31, 2007).

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

Reverse acquisition transaction – The Company may in the future decide to engage in a “reverse acquisition” transaction and acquire a target company in an unrelated business through the delivery of sufficient common stock to the stockholders of the target company to result in a change in control of the Company after the transaction. The SEC may categorize the Company as a “shell company” prior to such a transaction and subject the company to more stringent disclosure rules regarding any reverse acquisition transaction.

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

     Our specific goal is to profitably sell our services on our internet website to the budget-conscious traveler. We intend to accomplish the foregoing through the following milestones:

Milestones:

1.     Complete the development of our website, www.chinabizhotel.com. We hired an outside web designer to begin development on our website. We have not made any payments to this website developer. We intend to pay him when the website is fully functional. Currently, the website is in Chinese and it is not fully functional yet. We intend to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents and convention centers. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of properties in the US, Canada and China. We believe we should have a minimum of three strategic alliances negotiated and signed. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost considerably less than what we anticipated before.

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

Operating History

     We completed our public offering in March 2007 and sold 1,325,000 shares of common stock and raised $132,500.

Merger or Acquisition of a Candidate

     In addition to the foregoing, we are seeking an acquisition of a business opportunity, which may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. As of the date of this report, we have not entered into any discussions for such activity.

     We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

     We anticipate that we will contact broker/dealers and other persons with whom our sole officer and director is acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

     Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on a stock exchange. We anticipate that the business opportunities presented to us will be recently organized with no operating history, or a history of losses attributable to under- capitalization or other factors;

  be in need of funds to develop a new product or service or to expand into a new market;

  be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

     Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

     If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

     Depending upon the nature of the transaction, our sole officer and director may resign his management positions in connection with our acquisition of a business opportunity.

     In the event of such a resignation, our sole officer and director would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or director is currently affiliated.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon:

  management's analysis of the quality of the other company's management and personnel,

  the anticipated acceptability of new products or marketing concepts,

  the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

     Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

     Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

     Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

     However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

  Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

  Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

  Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

  Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

  The extent to which the business opportunity can be advanced;

  Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

  Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

  The cost of our participation as compared to the perceived tangible and intangible values and potential; and

  The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

     Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as a description of products

  services and company history

  management resumes

  financial information

  available projections, with related assumptions upon which they are based an explanation of proprietary products and services;

  evidence of existing patents, trademarks, or services marks, or rights thereto present and proposed forms of compensation to management

  a description of transactions between such company and its affiliates during relevant periods a description of present and required facilities

  an analysis of risks and competitive conditions

  a financial plan of operation and estimated capital requirements audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

  and other information deemed relevant.
  As part of our investigation, our sole officer and director may meet personally with management and key personnel,

  may visit and inspect material facilities,

  obtain independent analysis or verification of certain information provided,

  check references of management and key personnel, and

  take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

     Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,

  acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

     Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements,

  licenses,

  joint ventures and

  other contractual arrangements.

     We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

     Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and director may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

     Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

     If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

     We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

     The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

     Although the terms of such agreement cannot be predicted, generally such an agreement would require:

  specific representations and warranties by all of the parties thereto,

  specify certain events of default,

  detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,

  outline the manner of bearing costs if the transaction is not closed,

  set forth remedies upon default, and

  include miscellaneous other terms.

     We anticipate that we, and/or our sole officer, director and principal shareholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

     Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

     If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

     We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

     Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

     We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

     Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

     We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

Consulting agreement

     On February 21, 2006, the Company’s majority stockholder executed a Consulting Agreement with three individuals (the “Consultants”). Among other things, the agreement provided that the Consultants would assist in our formation, the preparation of the registration statement in connection with our public offering (including the introduction of accountants and an attorney), and the preparation of the application for trading on the OTC Bulletin Board.

     As compensation for their services, the agreement provided that the Consultants were entitled to subscribe to shares of our common stock in our public offering. The Consultants did not subscribe to any shares of common stock in our public offering.

     On October 5, 2007, we executed an Amended and Restated Consulting Agreement with the Consultants. Among other things, the amended agreement provided that the Consultants would continue through February 20, 2008 to provide us project management and language consulting services relating to SEC filings and other work required by United States regulatory agencies. As compensation for their past and future services, the amended agreement provided for a $35,000 cash payment to the Consultants (which was paid October 5, 2007 and has been expensed in the financial statements for the three months ended December 31, 2007).

Results of Operations

From Inception on March 14, 2006 to March 31, 2008

     During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.chinabizhotel.com. We have also completed our public offering.

     Our net loss from inception to March 31, 2008 is $75,901. We spent this sum on general and administrative expenses.

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

     As of March 31, 2008, our total assets were $36,640, comprised of cash. We had $250 in liabilities.

Recent accounting pronouncements

     In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

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

     Internal Controls Over Financial Reporting - We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following Exhibits are attached hereto:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	8/30/06	3.1
3.2	Bylaws.	SB-2	8/30/06	3.2
4.1	Specimen Stock Certificate.	SB-2	8/30/06	4.1
	Consulting Agreement with Hongtao Shi, Liuyi	10-KSB	9/26/07	10.1
10.1	Zhang and Fred Chang.
10.2	Amended Consulting Agreement.	10-QSB	11/09/07	10.2
14.1	Code of Ethics.	10-KSB	9/26/07	14.1
31.1	Certification of Principal Executive Officer				X
	pursuant to 15d-15(e), promulgated under the
	Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350,				X
	as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002 (Chief Executive
	Office).
99.1	Subscription Agreement.	SB-2	8/30/06	99.1
99.2	Audit Committee Charter.	10-KSB	9/26/07	99.2
99.3	Disclosure Committee Charter.	10-KSB	9/26/07	99.3

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2008.

CHINA UNITECH GROUP, INC.
(Registrant)

BY:	XUEZHENG YUAN
Xuezheng Yuan
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer
and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	8/30/06	3.1
3.2	Bylaws.	SB-2	8/30/06	3.2
4.1	Specimen Stock Certificate.	SB-2	8/30/06	4.1
	Consulting Agreement with Hongtao Shi, Liuyi	10-KSB	9/26/07	10.1
10.1	Zhang and Fred Chang.
10.2	Amended Consulting Agreement.	10-QSB	11/09/07	10.2
14.1	Code of Ethics.	10-KSB	9/26/07	14.1
31.1	Certification of Principal Executive Officer				X
	pursuant to 15d-15(e), promulgated under the
	Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350,				X
	as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002 (Chief Executive
	Office).
99.1	Subscription Agreement.	SB-2	8/30/06	99.1
99.2	Audit Committee Charter.	10-KSB	9/26/07	99.2
99.3	Disclosure Committee Charter.	10-KSB	9/26/07	99.3