Form 10-K
period 2008-06-30
China Unitech Group, Inc.
filed 2008-09-29
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE YEAR ENDED JUNE 30, 2008

Commission file number 000-52832

CHINA UNITECH GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

No. 1 Xinxin Garden
No. 51 Fangjicun Xudong Road
Wuchang, Wuhan
Hubei, China 430062
(Address of principal executive offices, including zip code.)

(86-27) 5080-2170
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES ☒     NO ☐

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☒     NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 16, 2008: $1,852,080.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

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

Consulting Agreement

     On February 21, 2006, we entered into a consulting agreement with Hongtao Shi, Liuyi Zhang and Fred Chang. They agreed to provide us with project management and language consulting services in helping us set up our business in the United States. They agreed to provide office space free of charge for one year. In consideration, they were entitled to subscribe to 10% of common stock in our public offering. They did not subscribe to any shares at that time. We are currently in negotiations with them to continue the term of the agreement till February 20, 2008, for a total cash compensation of $35,000.

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

ITEM 1A.   RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     PROPERTIES.

     We do not own any real property.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on September 19, 2007 under the symbol “CUIG”. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 4/1/08 to 6/30/08	$0.35	$0.25
Third Quarter: 1/1/08 to 3/31/08	$0.35	$0.35
Second Quarter: 10/1/07 to 12/31/07	$0.60	$0.25
First Quarter: 7/1/07 to 9/31/07	$0.00	$0.00

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter: 4/1/07 to 6/30/07	$0.00	$0.00
Third Quarter: 1/1/07 to 3/31/07	$0.00	$0.00
Second Quarter: 10/1/06 to 12/31/06	$0.00	$0.00
First Quarter: 7/1/06 to 9/31/06	$0.00	$0.00

Holders

     On September 16, 2008, we had 53 shareholders of record of our common stock.

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

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers pread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

     From March 1, 2007 to June 30, 2008, the net proceeds have been used as follows:

Repayment of loans to majority stockholder	$12,650
Consulting fees paid pursuant to Amended and Restated
Consulting Agreement dated October 5, 2007	35,000
Legal fees and expenses	11,637
Audit and review fees	9,250
Accounting fees	7,000
Transfer agent fees	3,165
Other general and administrative expenses	1,657
Subtotal	80,359
Working Capital	32,141
TOTAL	$112,500

ITEM 6.     SELECTED FINANCIAL DATA.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Our specific goal is to profitably sell our services on our internet website to the budget-conscious traveler. We intend to accomplish the foregoing through the following milestones:

Milestones:

1.

We have begun to establish our office and have not acquired the necessary equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

2.

After our office is established, in 7-10 days, we intend to contact and negotiate with high-end five- star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents and convention centers. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of properties in the US and Canada. Once we have signed up a minimum of three exclusive resorts or retreats, we will hire an outside web designer to begin development on our website. We believe we should have the minimum of three strategic alliances negotiated and signed within 30 days of setting up our office.  The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

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

Results of Operations

From Inception on March 14, 2006 to June 30, 2008

     During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.chinabizhotel.com. We have also completed our public offering.

     Our net loss from inception to June 30, 2008 is $76,359. We spent this sum on consulting fees, legal fees, audit and review fees, accounting fees, transfer agent fees and general and administrative expenses.

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

     As of June 30, 2008, our total assets were $36,071 and our total liabilities were $3,935. As of June 30, 2008, we had cash of $36,071.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page

Index to Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets – June 30, 2008 and 2007	F-3

Statements of Operations - For the years ended
June 30, 2008 and 2007, and for the period
March 14, 2006 (inception) to June 30, 2008	F-4

Statements of Changes in Stockholders’
Equity – For the period
March 14, 2006 (inception) to June 30, 2008	F-5

Statements of Cash Flows – For the years ended
June 30, 2008 and 2007, and for the period March 14, 2006
(inception) to June 30, 2008	F-6

Notes to Financial Statements – For the period
March 14, 2006 (inception) to June 30, 2008	F-7

PAULA S. MORELLI, CPA P.C.
21 MARTHA STREET
FREEPORT, NY   11520
(516) 378-4258

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of
China Unitech Group, Inc.

I have audited the accompanying balance sheet of China Unitech Group, Inc. (the Company") as of June 30, 2008 and the related statements of operations, stockholders' equity, and cash flows for the period March 14 (inception date) to June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these consolidated financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Unitech Group, Inc. as of June 30, 2008 and the results of their operations and cash flows for the period March 14, 2006 (inception date) to June 30, 2008 in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PAULA S. MORELLI, CPA
Paula S. Morelli, CPA

Freeport, New York
September 26, 2008

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,	June 30,
	2008	2007

Current assets:
Cash and cash equivalents	$36,071	$128,610
Total current assets	36,071	128,610
Other assets	-	-
Total assets	$36,071	$128,610

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses payable	$3,930	$-
Loans payable to majority stockholder	-	33,574
Total current liabilities	3,930	33,574

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
6,173,600 and 5,400,000 shares, respectively	62	54
Additional paid-in capital	112,479	112,487
Deficit accumulated during the
development stage	(80,400)	(17,505)
Total stockholders' equity	32,141	95,036
Total liabilities and stockholders' equity	$36,071	$128,610

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
			Cumulative
			during the
			development
			Stage (March 14,
	Year Ended	Year Ended	2006 to
	June 30, 2008	June 30, 2007	June 30, 2008)

Revenues	$-	$-	$-

Expenses:
General and administrative	62,895	13,464	76,359
Total expenses	62,895	13,464	76,359
Net income (loss)	$(62,895)	$(13,464)	$(76,359)

Net income (loss) per share,
Basic and diluted	$(0.01)	$(0.00)

Number of common shares outstanding,
Basic and diluted	6,060,082	4,479,861

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period March 14, 2006 (Inception)
to June 30, 2008

				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.00001 par value	Amount	Paid-in	Development	Equity

Shares sold to officer and director at $.00001
per share in March 2006	3,350,000	$34	$-	$-	$34
Shares sold at $.00001
per share in June 2006	725,000	7	-	-	7
Net loss for the period March 14, 2006
(inception) to June 30, 2006	-	-	-	(4,041)	(4,041)
Balances, June 30, 2006	4,075,000	41	-	(4,041)	(4,000)
Shares sold in public offering at $.10
per share in February and March 2007,
less offering costs of $20,000	1,325,000	13	112,487	-	112,500
Net loss for the year ended
June 30, 2007	-	-	-	(13,464)	(13,464)
Balances, June 30, 2007	5,400,000	54	112,487	(17,505)	95,036
Stock dividend on August 24, 2007	21,600,000	216	(216)	-	-
Return and cancellation of stock dividend
shares of four largest shareholders
on August 24, 2007	(20,826,400)	(208)	208	-	-
Net loss for the year ended
June 30, 2008	-	-	-	(62,895)	(62,895)
Balances, June 30, 2008	6,173,600	$62	$112,479	$(80,400)	$32,141

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
			Cumulative
			during the
			development
			Stage (March 14,
	Year Ended	Year Ended	2006 to
	June 30, 2008	June 30, 2007	June 30, 2008)

Cash flows from operating activities:
Net income (loss)	$(62,895)	$(13,464)	$(80,400)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses payable	3,930	-	3,930

Net cash provided by (used for) operating activities	(58,965)	(13,464)	(76,470)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common
stock	-	132,500	132,541
Proceeds from (repayment of) loans
payable to majority stockholder	(33,574)	3,592	-
Public offering costs incurred	-	(10,000)	(20,000)

Net cash provided by (used for) financing activities	(33,574)	126,092	112,541

Net increase (decrease) in cash and cash equivalents	(92,539)	112,628	36,071

Cash and cash equivalents, beginning of period	128,610	15,982	-

Cash and cash equivalents, end of period	$36,071	$128,610	$36,071

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period March 14, 2006 (Inception)
to June 30, 2008

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

Fair value of financial instruments – The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued expenses payable, which approximate fair value because of their short maturity.

Income taxes – Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net loss per share – Basic and diluted net loss per share has been calculated based upon the weighted average number of common shares outstanding. The Company does not have any common stock equivalents outstanding such as stock options or convertible securities.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period March 14, 2006 (Inception)
to June 30, 2008

NOTE 3 – LOANS PAYABLE TO MAJORITY STOCKHOLDER

The loans payable were non-interest bearing and were due on demand.

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

NOTE 6 – STOCK DIVIDEND AND STOCK CANCELLATION

On August 24, 2007, the Company paid a stock dividend of four shares of common stock (21,600,000 shares total) for each share of common stock outstanding at August 22, 2007 (5,400,000 shares total). Simultaneously, the Company’s four largest stockholders (who owned a total of 5,206,600 shares of common stock prior to the dividend) returned to the Company their 20,826,400 dividend shares (which the Company cancelled). After these transactions, the Company had 6,173,600 shares of common stock issued and outstanding.

NOTE 7 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $28,140 attributable to the future utilization of the net

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period March 14, 2006 (Inception)
to June 30, 2008

operating loss carryforward of $80,400 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $4,041 in 2026 and $13,464 in 2027, and 62,895 in 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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
to June 30, 2008

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our fiscal year end is June 30. Our financial statements for the period from inception to June 30, 2008, included in this report, have been audited by Paula S. Morelli, CPA, P.C., 21 Martha Street, Freeport, New York 11520, as set forth in her report. Her report is given upon her authority as an expert in accounting and auditing.

PART III

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

     We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness, as described below, in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

     The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant, with no oversight by a professional with accounting expertise within the Company. Our President does not possess accounting expertise and our company does not have an independent audit committee. This weakness is due to the small size of the company and its limited resources, especially prior to its sale of shares through its public offering. With limited resources, we have had to keep administrative overhead costs as low as possible. The board has to weigh on an ongoing basis, the benefit of adding additional accounting staff to increase the segregation of duties, versus the financial cost of doing so. We expect to add accounting resources on a part-time basis, to balance the requirement for adequate financial reporting controls with our need to carefully conserve the company’s financial resources.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.     OTHER INFORMATION.

     None.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

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

Background of Officers and Directors

Xuezheng Yuan

     Since March 14, 2006, Mr. Yuan has been our president, chief executive officer, secretary/treasurer, chief financial officer, principal accounting officer and the sole member of the board of directors. Since April 1997, Mr. Yuan has been the president of Hubei Dilong Industry Group located in Wuhan, China. Hubei Dilong Industry Group is engaged in the business of tourist and travel theme park. From April 1992 to April 1997, Mr. Yuan was a founder and president of Hubei Province Real Estate Development Ltd. located in Wuhan, China. Hebei Province Real Estate Development Ltd. is engage in the business of real estate development. From July 1990 to April 1992, Mr. Yuan was employed by a trading company located in Shenzhen, China. He was mainly engaged in the business of acting as an import and export agent of textiles. In 1990, Mr. Yuan was awarded a degree in sociology from China Wuhan Irrigation Water and Electric Power University. Mr. Yuan devotes 15 hours a week to our operations.

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

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. Our director is not deemed independent. Our director also holds positions as an officer. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. The audit committee met 4 times during the year. All of our directors participated in each meeting.

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

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our sole officer and director, from inception on March 14, 2006 to June 30, 2008, the end of our fiscal year. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Xuezheng Yuan	2008	0	0	0	0	0	0	0	0
President, Secretary,	2007	0	0	0	0	0	0	0	0
Treasurer and Director	2006	0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our director during the last completed fiscal year.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Xuezheng Yuan	0	0	0	0	0	0	0

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND RELATED TRANSACTIONS.

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

PART IV

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$8,750	Paula S. Morelli, CPA, P.C.
2007	$4,950	Paula S. Morelli, CPA, P.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Paula S. Morelli, CPA, P.C.
2007	$0	Paula S. Morelli, CPA, P.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Paula S. Morelli, CPA, P.C.
2007	$0	Paula S. Morelli, CPA, P.C.

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Paula S. Morelli, CPA, P.C.
2007	$0	Paula S. Morelli, CPA, P.C.

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

ITEM 15.     EXHIBITS

     The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	8/30/06	3.1

3.2	Bylaws.	SB-2	8/30/06	3.2

4.1	Specimen Stock Certificate.	SB-2	8/30/06	4.1

10.1	Consulting Agreement with Hongtao Shi, Liuyi	10-KSB	9/26/07	10.1
	Zhang and Fred Chang.

10.2	Amended and Restated Consulting Agreement.	10-QSB	11/9/07	10.2

14.1	Code of Ethics.	10-KSB	9/26/07	14.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002 for the Chief Executive
	Officer and Chief Financial Officer.

99.1	Subscription Agreement.	SB-2	8/30/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/26/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/26/07	99.3

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 26th day of September, 2008.

CHINA UNITECH GROUP, INC.

BY:   XUEZHENG YUAN
         Xuezheng Yuan, President, Principal
         Executive Officer, Principal Financial
         Officer, Principal Accounting Officer
         Secretary and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

XUEZHENG YUAN	Xuezheng Yuan, President, Principal Executive	September 26, 2008
Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer
and sole Member of the Board of Directors

EXHIBIT INDEX

     The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	8/30/06	3.1

3.2	Bylaws.	SB-2	8/30/06	3.2

4.1	Specimen Stock Certificate.	SB-2	8/30/06	4.1

10.1	Consulting Agreement with Hongtao Shi, Liuyi	10-KSB	9/26/07	10.1
	Zhang and Fred Chang.

10.2	Amended and Restated Consulting Agreement.	10-QSB	11/9/07	10.2

14.1	Code of Ethics.	10-KSB	9/26/07	14.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002 for the Chief Executive
	Officer and Chief Financial Officer.

99.1	Subscription Agreement.	SB-2	8/30/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/26/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/26/07	99.3