Form 10-Q
period 2008-09-30
China Unitech Group, Inc.
filed 2008-11-06
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
YES ☒     NO ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,173,600 as of November 3, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
September 30, 2008

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$16,944	$36,071
Prepaid rent	9,167	-

Total current assets	26,111	36,071

Prepaid rent - noncurrent portion	833	-

Total assets	$26,944	$36,071

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses payable	$6,760	$3,930

Total current liabilities	6,760	3,930

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
6,173,600 and 6,173,600 shares, respectively	62	62
Additional paid-in capital	112,479	112,479
Deficit accumulated during the
development stage	(92,357)	(80,400)

Total stockholders' equity	20,184	32,141

Total liabilities and stockholders' equity	$26,944	$36,071

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			During the
	Three Months		Development
	Ended		Stage (March 14,
	September 30,		2006 to September
	2008	2007	30, 2008)

Revenues	$-	$-	$-

Expenses:
General and administrative	11,957	16,120	92,357

Total expenses	11,957	16,120	92,357

Net income (loss)	$(11,957)	$(16,120)	$(92,357)

Net income (loss) per share
basic and diluted	$(.00)	$(.00)

Weighted average number of
common shares outstanding,
basic and diluted	6,173,600	5,719,530

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative During
	Three Months		the Development
	Ended		Stage (March 14,
	September 30,		2006 to September
	2008	2007	30, 2008)
Cash flows from operating activities:
Net income (loss)	$(11,957)	$(16,120)	$(92,357)
Changes in operating assets and liabilities:
Prepaid rent	(10,000)	-	(10,000)
Accounts payable and accrued expenses payable	2,830	12,145	6,760

Net cash provided by (used for) operating activities	(19,127)	(3,975)	(95,597)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	132,541
Proceeds from loans payable to
majority stockholder	-	-	33,574
Repayment of loans payable to
majority stockholder	-	-	(33,574)
Public offering costs incurred	-	-	(20,000)

Net cash provided by (used for) financing activities	-	-	112,541

Net increase (decrease) in cash and cash equivalents	(19,127)	(3,975)	16,944

Cash and cash equivalents, beginning of period	36,071	128,610	-

Cash and cash equivalents, end of period	$16,944	$124,635	$16,944

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

NOTE 1 ORGANIZATION

China Unitech Group, Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006. From its office in China, the Company plans to operate in the online travel business using the website www.chinabizhotel.com. The website is planned to offer viewers the ability to book hotel rooms in China and earn the Company booking fees from the respective hotels.

NOTE 2 INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2008 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2008 as included in our annual report on Form 10-KSB.

NOTE 3 NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding. The Company does not have any common stock equivalents such as stock options or convertible securities.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

NOTE 4 STOCKHOLDERS’ EQUITY

Public offering - On August 30, 2006, the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission (which was declared effective September 18, 2006) in connection with a public offering of up to 2,000,000 shares of common stock at $.10 per share, or $200,000 total. In February and March 2007, a total of 1,325,000 shares of common stock was sold to 59 investors at a price of $.10 per share, or $132,500 total (one of the 59 investors acquired 1,131,600 of the total 1,325,000 shares sold). Net proceeds to the Company, after deducting $20,000 of offering costs incurred through September 30, 2007, were $112,500.

Stock dividend and stock cancellation. On August 24, 2007, the Company paid a stock dividend of four shares of common stock (21,600,000 shares total) for each share of common stock outstanding at August 22, 2007 (5,400,000 shares total). Simultaneously, the Company’s four largest stockholders (who owned a total of 5,206,600 shares of common stock prior to the dividend) returned to the Company their 20,826,400 dividend shares (which the Company cancelled). As a result of these transactions, the number of issued and outstanding shares of common stock increased from 5,400,000 shares to 6,173,600 shares; the transactions had no effect on revenues or expenses.

NOTE 5 INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on managements present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $31,401 at September 30, 2008 attributable to the future utilization of the net operating loss carryforward of $92,357 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $4,041 in 2026, $13,464 in 2027, $62,895 in 2028 and $11,957 in 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

NOTE 6 COMMITMENTS AND CONTINGENCIES

Consulting agreement. On February 21, 2006, the majority stockholder of the Company executed a Consulting Agreement with three individuals (the “Consultants”). Among other things, the agreement provided that the Consultants would assist in the formation of the Company, the preparation of the registration statement in connection with the Company’s public offering (including the introduction of accountants and an attorney), and the preparation of the application for trading on the OTC Bulletin Board. As compensation for their services, the agreement provided that the Consultants were entitled to subscribe to shares of Company common stock in the Company’s public offering. The Consultants did not subscribe to any shares of common stock in the Company’s public offering.

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

Rental agreement. From inception to October 31, 2008, the Company has used office space provided by its majority stockholder at no cost to the Company. On August 31, 2008 the Company executed a Lease Contract with its majority stockholder. The Lease contract provides for the rental of this office space to the Company for a one year term commencing November 1, 2008 and ending November 1, 2009 at an annual rent of $10,000 due November 1, 2008 (which was paid in August 2008 and has been included in the balance sheet at September 30, 2008 as prepaid rent).

Conflicts of interest. The majority stockholder of the Company, who is also an officer and director, is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Reverse acquisition transaction. The Company may in the future decide to engage in a reverse acquisition transaction and acquire a target company in an unrelated business through the delivery of sufficient common stock to the stockholders of the target company to result in a change in control of the Company after the transaction. The SEC may categorize the Company as a shell company prior to such a transaction and subject the company to more stringent disclosure rules regarding any reverse acquisition transaction.

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

     Previously, we have established our office at no cost to the company. On August 31, 2008, we entered a one-year leasing agreement with landlord, Ms. Xuemei Chen. We are currently leasing a 300 meter office space for the period from November 1, 2008 to November 1, 2009 for $10,000. The office space is located at: No1. Xinxin Garden, No.51 Fangjicun Xudong Road, Wuchang, Wuhan, Hubei, China 430062. Its telephone is (86 27) 5080 2170.

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

     If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

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

Consulting agreement

     On February 21, 2006, the Company’s majority stockholder executed a Consulting Agreement with three individuals (the Consultants). Among other things, the agreement provided that the Consultants would assist in our formation, the preparation of the registration statement in connection with our public offering (including the introduction of accountants and an attorney), and the preparation of the application for trading on the OTC Bulletin Board.

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

Results of Operations

From Inception on March 14, 2006 to September 30, 2008

     During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.chinabizhotel.com. We have also completed our public offering.

     Our net loss from inception to September 30, 2008 is $92,357. We spent this sum on general and administrative expenses.

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

     As of September 30, 2008, our total assets were $26,944, comprised of cash. We had $6,760 in liabilities.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 5.     OTHER INFORMATION.

     On August 31, 2008 the Company executed a Lease Contract with its majority stockholder. The Lease contract provides for the rental of this office space to the Company for a one year term commencing November 1, 2008 and ending November 1, 2009 at an annual rent of $10,000 due November 1, 2008 (which was paid in August 2008 and has been included in the balance sheet at September 30, 2008 as prepaid rent).

     We failed to report this matter on Form 8-K - Item 1.01 Entry into a Material Agreement.

ITEM 6.     EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
10.3	Lease Agreement with Xuemei Chen.
31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the
Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of November, 2008.

CHINA UNITECH GROUP, INC.
(Registrant)

BY:   XUEZHENG YUAN
         Xuezheng Yuan
         President, Principal Executive Officer,
         Secretary/Treasurer, Principal Financial Officer
         and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	8/30/06	3.1
3.2	Bylaws.	SB-2	8/30/06	3.2
4.1	Specimen Stock Certificate.	SB-2	8/30/06	4.1
10.1	Consulting Agreement with Hongtao Shi, Liuyi	10-KSB	9/26/07	10.1
	Zhang and Fred Chang.
10.2	Amended Consulting Agreement.	10-QSB	11/09/07	10.2
10.3	Lease Agreement with Xuemei Chen.				X
14.1	Code of Ethics.	10-KSB	9/26/07	14.1
31.1	Certification of Principal Executive Officer				X
	pursuant to 15d-15(e), promulgated under the
	Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350,				X
	as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002 (Chief Executive
	Office).
99.1	Subscription Agreement.	SB-2	8/30/06	99.1
99.2	Audit Committee Charter.	10-KSB	9/26/07	99.2
99.3	Disclosure Committee Charter.	10-KSB	9/26/07	99.3