Form 10-Q
period 2008-12-31
China Unitech Group, Inc.
filed 2009-02-05
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,173,600 as of January 28, 2009.

PART I.  FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
December 31, 2008

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	June 30,
	2008	2008
	(unaudited)

Current assets:
Cash and cash equivalents	$4,489	$36,071
Prepaid rent	8,333	-
Total current assets	12,822	36,071
Other assets	-	-
Total assets	$12,822	$36,071

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses payable	$-	$3,930
Loans payable to majority stockholder	-	-
Total current liabilities	-	3,930

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
6,173,600 and 6,173,600 shares, respectively	62	62
Additional paid-in capital	112,479	112,479
Deficit accumulated during the
development stage	(99,719)	(80,400)
Total stockholders' equity	12,822	32,141
Total liabilities and stockholders' equity	$12,822	$36,071

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					Cumulative
					during the
					development
	Three Months	Three Months	Six Months	Six Months	Stage (March 14,
	Ended	Ended	Ended	Ended	2006 to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008)

Revenues:	$-	$-	$-	$-	$-

Expenses:
General and administrative	7,362	39,010	19,319	55,130	99,719
Total expenses	7,362	39,010	19,319	55,130	99,719
Net income (loss)	$(7,362)	$(39,010)	$(19,319)	$(55,130)	$(99,719)

Net income (loss) per share,
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Number of common shares
outstanding,
Basic and diluted	6,173,600	6,173,600	6,173,600	5,946,565

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
			Cumulative
			during the
			development
	Six Months	Six Months	Stage (March 14,
	Ended	Ended	2006 to
	December 31,	December 31,	December 31,
	2008	2007	2008)
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(19,319)	$(55,130)	$(99,719)
Changes in operating assets and liabilities:
Prepaid rent	(8,333)	-	(8,333)
Accounts payable and accrued expenses payable	(3,930)	-	-
Net cash provided by (used for) operating activities	(31,582)	(55,130)	(108,052)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	132,541
Proceeds from (repayment of) loans
payable to majority stockholder	-	(33,574)	-
Public offering costs incurred	-	-	(20,000)
Net cash provided by (used for) financing activities	-	(33,574)	112,541

Net increase (decrease) in cash and cash equivalents	(31,582)	(88,704)	4,489

Cash and cash equivalents, beginning of period	36,071	128,610	-

Cash and cash equivalents, end of period	$4,489	$39,906	$4,489

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2008 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2008 and the results of operations and cash flows for the three and six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2008 as included in our annual report on Form 10-K.

NOTE 3 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding. The Company does not have any common stock equivalents such as stock options or convertible securities.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
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

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $33,904 at December 31, 2008 attributable to the future utilization of the net operating loss carryforward of $99,719 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $4,041 in 2026, $13,464 in 2027, $62,895 in 2028 and $19,319 in 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
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

Rental agreement – From inception to October 31, 2008, the Company has used office space provided by its majority stockholder at no cost to the Company. On August 31, 2008 the Company executed a Lease Contract with its majority stockholder. The Lease contract provides for the rental of this office space to the Company for a one year term commencing November 1, 2008 and ending November 1, 2009 at an annual rent of $10,000 due November 1, 2008 (which was paid in August 2008).

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

     We have not been able to carry out plan business due to the following facts:

  Intense Competition:
  China hotel booking industry has experiencede tense competition since we started our business.Large online hotel booking companies such as CTRIP (www.ctrip.com) and ELONG(www.elong.com) have dominated online hotel booking market. Traditional and low cost travelagency booking also continue to be an important role in hotel bookings.

  Lack of financing:
  Our capital resource is currently limited to our sole shareholder and director’s personal loan andthe proceed from the small offering we completed in March 2007. The development costs of aonline internet hotel booking is much more than we originally anticipated. Lack of financingprohibited us from further development of our booking engine. Lack of continued financing madeit impossible for us to hire engineers and marketing specialists to coordinate our booking enginedevelopment work and conducting marketing and sales effort to hotels.

  Lack of interest of hotel participation:
  Most hotels we contact plan to set up their own online booking system or join hotel bookingsystems whose size is much larger and is more developed than what we can offer at this time.With strong cash positions, these large internet booking companies have extended their marketingreach and created unfavorable business environment for us.

Results of Operations

From Inception on March 14, 2006 to December 31, 2008

     During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.chinabizhotel.com. We have also completed our public offering.

     Our net loss from inception to December 31, 2008 is $99,719. We spent this sum on general and administrative expenses.

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

     As of December 31, 2008, our total assets were $12,822, comprised of cash and prepaid rent. We had $0 in liabilities.

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

ITEM 6.     EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February, 2009.

CHINA UNITECH GROUP, INC.
(Registrant)

BY:   XUEZHENG YUAN
         Xuezheng Yuan
         President, Principal Executive Officer,
         Secretary/Treasurer, Principal Financial Officer
         and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.