Form 10-Q
period 2009-03-31
China Unitech Group, Inc.
filed 2009-05-13
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,173,600 as of April 28, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.                      INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
March 31, 2009

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	June 30,
	2009	2008
	(Unaudited)

Current assets:
Cash and cash equivalents	$11,252	$36,071
Prepaid rent	5,833	-
Total current assets	17,086	36,071
Other assets	-	-
Total assets	$17,086	$36,071

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses payable	$3,190	$3,930
Total current liabilities	3,190	3,930
Due to majority stockholder	10,000	-
Total liabilities	13,190	3,930

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
6,173,600 and 6,173,600 shares, respectively	62	62
Additional paid-in capital	112,479	112,479
Deficit accumulated during the
development stage	(108,646)	(80,400)
Total stockholders' equity	3,895	32,141
Total liabilities and stockholders' equity	$17,086	$36,071

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					Cumulative
					during the
					development
	Three Months	Three Months	Nine Months	Nine Months	Stage (March 14,
	Ended	Ended	Ended	Ended	2006 to
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009)

Revenues:	$-	$-	$-	$-	$-

Expenses:
General and administrative	8,927	3,516	28,246	58,646	108,646
Total expenses	8,927	3,516	28,246	58,646	108,646
Net income (loss)	$(8,927)	$(3,516)	$(28,246)	$(58,646)	$(108,646)

Net income (loss) per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Number of common shares outstanding,
Basic and diluted	6,173,600	6,173,600	6,173,600	6,022,243

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Cumulative
			during the
			Development
	Nine Months	Nine Months	Stage (March 14,
	Ended	Ended	2006 to
	March 31, 2009	March 31, 2008	March 31, 2009)

Cash flows from operating activities:
Net income (loss)	$(28,246)	$(55,130)	$(108,646)
Changes in operating assets and liabilities:
Prepaid rent	(5,833)	-	(5,833)
Accounts payable and accrued expenses payable	(740)	-	3,190
Net cash provided by (used for) operating activities	(34,819)	(55,130)	(111,289)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	132,541
Proceeds from (repayment of) loans
payable to majority stockholder	10,000	(33,574)	10,000
Public offering costs incurred	-	-	(20,000)
Net cash provided by (used for) financing activities	10,000	(33,574)	122,541

Net increase (decrease) in cash and cash equivalents	(24,819)	(88,704)	11,252

Cash and cash equivalents, beginning of period	36,071	128,610	-

Cash and cash equivalents, end of period	$11,252	$39,906	$11,252

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)

NOTE 1 – ORGANIZATION

China Unitech Group, Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006.  From its office in China, the Company plans to operate in the online travel business.  A website is planned to offer viewers the ability to book hotel rooms in China and earn the Company booking fees from the respective hotels.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2009 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three and nine months then ended.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine months ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009.  The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

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

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
 (Unaudited)

NOTE 4 – DUE TO MAJORITY STOCKHOLDER

On March 2, 2009, the Company’s majority stockholder advanced $10,000 to the Company. Under the related loan agreement, the loan is non-interest bearing and is due April 21, 2011. The loan is also contains certain restrictive covenants, including the Company’s obligation not to declare any dividends without the leader’s prior written consent.

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

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $36,940 at March 31, 2009 attributable to the future utilization of the net operating loss carryforward of $108,646 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires $4,041 in 2026, $13,464 in 2027, $62,895 in 2028 and $28,246 in 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
 (Unaudited)

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

-	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;
-	be in need of funds to develop a new product or service or to expand into a new market;
-
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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:
-	management's analysis of the quality of the other company's management and personnel,
-	the anticipated acceptability of new products or marketing concepts,
-
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

However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

-	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;
-	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;
-
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

-
Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-	The extent to which the business opportunity can be advanced;
-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
-	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;
-	The cost of our participation as compared to the perceived tangible and intangible values and potential; and
-
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

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as

-           a description of products
-           services and company history
-           management resumes
-           financial information
-           available projections, with related assumptions upon which they are based
-           an explanation of proprietary products and services;
-           evidence of existing patents, trademarks, or services marks, or rights thereto
-           present and proposed forms of compensation to management
-	a description of transactions between such company and its affiliates during relevant periods
-           a description of present and required facilities
-           an analysis of risks and competitive conditions
-           a financial plan of operation and estimated capital requirements
-
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

-           and other information deemed relevant.

As part of our investigation, our sole officer and director

-           may meet personally with management and key personnel,
-           may visit and inspect material facilities,
-           obtain independent analysis or verification of certain information provided,
-           check references of management and key personnel, and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,
-
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and

-
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

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to

-           leases, purchase and sale agreements,
-           licenses,
-           joint ventures and
-           other contractual arrangements.

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

Although the terms of such agreement cannot be predicted, generally such an agreement would require:
-           specific representations and warranties by all of the parties thereto,
-           specify certain events of default,
-	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,
-           outline the manner of bearing costs if the transaction is not closed,
-           set forth remedies upon default, and
-           include miscellaneous other terms.

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

We have not been able to carry out plan business due to the following facts:

-	Intense Competition:
China hotel booking industry has experiencede tense competition since we started our business. Large online hotel booking companies such as CTRIP (www.ctrip.com) and ELONG (www.elong.com) have dominated online hotel booking market. Traditional and low cost travel agency booking also continue to be an important role in hotel bookings.

-	Lack of financing:

Our capital resource is currently limited to our sole shareholder and director’s personal loan and the proceed from the small offering we completed in March 2007. The development costs of a online internet hotel booking is much more than we originally anticipated. Lack of financing prohibited us from further development of our booking engine. Lack of continued financing made it impossible for us to hire engineers and marketing specialists to coordinate our booking engine development work and conducting marketing and sales effort to hotels.

-	Lack of interest of hotel participation:

Most hotels we contact plan to set up their own online booking system or join hotel booking systems whose size is much larger and is more developed than what we can offer at this time. With strong cash positions, these large internet booking companies have extended their marketing reach and created unfavorable business environment for us.

Results of Operations

From Inception on March 14, 2006 to March 31, 2009

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name www.chinabizhotel.com.  We have also completed our public offering.

Our net loss from inception to March 31, 2009 is $108,646.  We spent this sum on general and administrative expenses.

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

As of March 31, 2009, our total assets were $17,086, comprised of cash and prepaid rent.  We had $13,190 in liabilities.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2009.

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