Form 10-K/A
period 2008-06-30
China Unitech Group, Inc.
filed 2009-06-29
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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
YES [   ]     NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   YES [X]     NO [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [X]     NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 16, 2008: $1,852,080.

REASON FOR THE AMENDMENT

We are amending our Form 10-K for the period ending June 30, 2008 in order to correct the Report of our Independent Auditor; amend our statement of operations; amend our statement regarding changes in our internal control; and, make additional disclosure regarding the effectiveness or our internal control over financial reporting.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
(516) 378-4258

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Unitech Group, Inc.

I have audited the accompanying balance sheets of China Unitech Group, Inc. (the Company”) as of June 30, 2008 and June 30, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2008 and June 30, 2007 and for the period March 14, 2006 (inception date) to June 30, 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Unitech Group, Inc. as of June 30, 2008 and June 30, 2007 and the results of it’s operations and cash flows for the years ended June 30, 2008 and June 30, 2007 and for the period March 14, 2006 (inception date) to June 30, 2008 in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about it’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 2. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

PAULA S. MORELLI, CPA
Freeport, New York	Paula S. Morelli, CPA
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

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
			Cumulative
			during the
			development
			Stage (March 14,
	Year Ended	Year Ended	2006 to
	June 30, 2008	June 30, 2007	June 30, 2008)

Revenues	$-	$-	$-

Expenses:
General and administrative	62,895	13,464	80,400
Total expenses	62,895	13,464	80,400
Net income (loss)	$(62,895)	$(13,464)	$(80,400)

Net income (loss) per share,
Basic and diluted	$(0.01)	$(0.00)

Number of common shares outstanding,
Basic and diluted	6,060,082	4,479,861

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

The financial statements have been compiled on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2008, the Company had cash of $36,071. Further, since inception, the Company has had no revenues and has incurred a net loss of $80,400. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing and commencing planned operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $28,140 attributable to the future utilization of the net operating loss carryforward of $80,400 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires $4,041 in 2026 and $13,464 in 2027, and 62,895 in 2028.

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

Changes in Internal Control

We have also evaluated our internal control for financial reporting, and there were no changes in internal controls that occurred during the last fiscal quarter in our year ended June 30, 2008 that has materially affected or is reasonably likely to material affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or proce///dures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness, asdescribed below, in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Accordingly, as of June 30, 2008, we believe our internal control over financial reporting is not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 15.        EXHIBITS

The following is a complete list of exhibits filed as part of this annual report:

Exhibit Number	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 29th day of June, 2009.

CHINA UNITECH GROUP, INC.

BY:	XUEZHENG YUAN
Xuezheng Yuan, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

XUEZHENG YUAN	President, Principal Executive	June 29, 2009
Xuezheng Yuan	Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer
and sole Member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	8/30/06	3.1

3.2	Bylaws.	SB-2	8/30/06	3.2

4.1	Specimen Stock Certificate.	SB-2	8/30/06	4.1

10.1	Consulting Agreement with Hongtao Shi, Liuyi Zhang and Fred Chang.	10-KSB	9/26/07	10.1

10.2	Amended and Restated Consulting Agreement.	10-QSB	11/9/07	10.2

14.1	Code of Ethics.	10-KSB	9/26/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement.	SB-2	8/30/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/26/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/26/07	99.3