Form 10-K
period 2009-06-30
China Unitech Group, Inc.
filed 2009-09-17
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 14, 2009: $617,360.

PART I

ITEM 1.        BUSINESS.

General

We were incorporated in the State of Nevada on March 14, 2006. We have not started operations. We are developing a website (www.chinabizhotel.com) that will offer a comprehensive list of services that we can provide to the business traveler on a limited budget.  We will specialize in the business of providing assistance to corporate entities and individuals to economize their travel experience and enable clients to profitability budget their travel expenses.  We have not generated any revenues and the only operation we have engaged in is the development of a business plan. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511.  Our business office is located at No. 1 Xinxin Garden, No. 51 Fangjicun Xudong Road,Wuchang, Wuhan, Hubei, China 430062.  Our telephone number is (86-27) 5080-2170.  This is the office of our President, Xuezheng Yuan. From inception to October 31, 2008, the Company used office space provided by its majority stockholder, Mr. Yuan, at no cost to the Company.  On August 31, 2008, the Company executed a Lease Contract with its majority stockholder, Mr. Yuan.  The Lease Contract provides for the rental of this office space to the Company for a one year term commencing November 1, 2008 and ending November 1, 2009, at an annual rent of $10,000 due November 1, 2009 (which was paid in August 2008).

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

Website

Currently our website is undeveloped.

We intend to hire an outside technology provider to develop our website.  The IT company, we hire will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions signio support and cybercash support. The foregoing will allow us to transact the sale of our products/services, promote our products/services in an attractive fashion, and communicate with our clients on-line.

Our website will become the virtual business card and portfolio for us, as well as our online home.  It will showcase past and current clients, subject to their consent, and the variety of services that we offer.

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

Offices

Our offices are currently located at No. 1 Xinxin Garden, No. 51 Fangjicun Xudong Road,Wuchang, Wuhan, Hubei, China 430062.  Our telephone number is (86-27) 5080-2170.  This is the office of our President, Xuezheng Yuan.  From inception to October 31, 2008, the Company used office space provided by its majority stockholder, Mr. Yuan, at no cost to the Company.  On August 31, 2008, the Company executed a Lease Contract with its majority stockholder, Mr. Yuan.  The Lease Contract provides for the rental of this office space to the Company for a one year term commencing November 1, 2008 and ending November 1, 2009, at an annual rent of $10,000 due November 1, 2009 (which was paid in August 2008).

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

ITEM 3.        LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on September 19, 2007 under the symbol “CUIG”.  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 4/1/09 to 6/30/09	$0.0	$0.00
Third Quarter: 1/1/09 to 3/31/09	$0.27	$0.00
Second Quarter: 10/1/08 to 12/31/08	$0.27	$0.00
First Quarter: 7/1/08 to 9/31/08	$0.27	$0.00
Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 4/1/08 to 6/30/08	$0.00	$0.00
Third Quarter: 1/1/08 to 3/31/08	$0.00	$0.00
Second Quarter: 10/1/07 to 12/31/07	$0.00	$0.00
First Quarter: 7/1/07 to 9/31/07	$0.00	$0.00

Holders

On July 27, 2009, we had 60 shareholders of record of our common stock.

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

      From March 1, 2007 to June 30, 2009, the net proceeds have been used as follows:

Repayment of loans to majority stockholder	$12,650
Consulting fees paid pursuant to Amended and Restated	-
Consulting Agreement dated October 5, 2007	35,000
Consulting fees	10,000
Legal fees and expenses	17,289
Audit and review fees	18,000
Accounting fees	11,500
Transfer agent fees	3,455
Other general and administrative expenses	4,606
TOTAL	$112,500

ITEM 6.	SELECTED FINANCIAL DATA.

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

Results of Operations

From Inception on March 14, 2006 to June 30, 2009

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name www.chinabizhotel.com.  We have also completed our public offering.

Our net loss from inception to June 30, 2009 is $116,535.  We spent this sum on consulting fees, legal fees, audit and review fees, accounting fees, transfer agent fees and general and administrative expenses.

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

As of June 30, 2009, our total assets were $6,006 and our total liabilities were $10,000.  As of June 30, 2009, we had cash of $2,673.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements

Page

Index to Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets – June 30, 2009 and 2008	F-3

Statements of Operations - For the years ended
June 30, 2009 and 2008, and for the period
March 14, 2006 (inception) to June 30, 2008	F-4

Statements of Changes in Stockholders’
Equity – For the period
March 14, 2006 (inception) to June 30, 2009	F-5

Statements of Cash Flows – For the years ended
June 30, 2009 and 2008, and for the period March 14, 2006
(inception) to June 30, 2009	F-6

Notes to Financial Statements – For the period
March 14, 2006 (inception) to June 30, 2009	F-7

PAULA S. MORELLI CPA P.C.
21 Martha Street
Freeport, N.Y. 11520
Phone/Fax: (516) 378-4258

REPORT OF INDEPENDENT REGISTERED AUDITING FIRM

PAULA S. MORELLI
Certified Public Accountant

To the Board of Directors and Stockholders of
China Unitech Group, Inc.

We have audited the accompanying balance sheets of China Unitech, Inc. (the Company) as of June 30, 2009 and June 30, 2008, and the related statements of income, stockholders’ equity and cash flows for the years ended June 30, 2009 and June 30, 2008 and for the period March 14, 2006 (inception date) to June 30, 2009.The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Unitech Group, Inc. as of June 30, 2009 and June 30, 2008, and the results of its operations and its cash flows for each of the years then ended and for the period March 14, 2006 (inception date) to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. However, at June 30, 2009 the Company had an accumulated deficit of $116,535 and a net loss for the year ended June 30, 2009 of $36,135. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company is making an effort to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ PAULA S. MORELLI CPA
Paula S. Morelli CPA
Freeport, New York
September 11, 2009

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,	June 30,
	2009	2008

Current assets:
Cash and cash equivalents	$2,673	$36,071
Prepaid rent	3,333	-
Total current assets	6,006	36,071
Other assets	-	-
Total assets	$6,006	$36,071

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses payable	$-	$3,930
Total current liabilities	-	3,930
Due to majority stockholder	10,000	-
Total liabilities	10,000	3,930

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
6,173,600 and 6,173,600 shares, respectively	62	62
Additional paid-in capital	112,479	112,479
Deficit accumulated during the
development stage	(116,535)	(80,400)
Total stockholders' equity	(3,994)	32,141
Total liabilities and stockholders' equity	$6,006	$36,071

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
			Cumulative
			during the
			Development
			Stage (March 14,
	Year ended	Year ended	2006 to
	June 30, 2009	June 30, 2008	June 30, 2009)

Revenues:	$-	$-	$-

Expenses:
General and administrative	36,135	62,895	116,535
Total expenses	36,135	62,895	116,535
Net income (loss)	$(36,135)	$(62,895)	$(116,535)

Net income (loss) per share,
Basic and diluted	$(0.01)	$(0.01)

Number of common shares outstanding,
Basic and diluted	6,173,600	6,060,082

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period March 14, 2006 (Inception)
to June 30, 2009

				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.00001 par value		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Shares sold to officer and director at $.00001
per share in March 2006	3,350,000	$34	$-	$-	$34
Shares sold at $.00001
per share in June 2006	725,000	7	-	-	7
Net loss for the period March 14, 2006
(inception) to June 30, 2006	-	-	-	(4,041)	(4,041)
Balances, June 30, 2006	4,075,000	$41	$-	$(4,041)	$(4,000)
Shares sold in public offering at $.10
per share in February and March 2007,
less offering costs of $20,000	1,325,000	13	112,487	-	112,500
Net loss for the year ended
June 30, 2007	-	-	-	(13,464)	(13,464)
Balances, June 30, 2007	5,400,000	$54	$112,487	$(17,505)	$95,036
Stock dividend on August 24, 2007	21,600,000	216	(216)	-	-
Return and cancellation of stock dividend
shares of four largest shareholders
on August 24, 2007	(20,826,400)	(208)	208	-	-
Net loss for the year ended
June 30, 2008	-	-	-	(62,895)	(62,895)
Balances, June 30, 2008	6,173,600	$62	$112,479	$(80,400)	$32,141
Net loss for the year ended
June 30, 2009	-	-	-	(36,135)	(36,135)
Balances, June 30, 2009	6,173,600	$62	$112,479	$(116,535)	$(3,994)

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
			Cumulative
			during the
			Development
			Stage (March 14,
	Year ended	Year ended	2006 to
	June 30, 2009	June 30, 2008	June 30, 2009)

Cash flows from operating activities:
Net income (loss)	$(36,135)	$(62,895)	$(116,535)
Changes in operating assets and liabilities:
Prepaid rent	(3,333)	-	(3,333)
Accounts payable and accrued expenses payable	(3,930)	3,930	-
Net cash provided by (used for) operating activities	(43,398)	(58,965)	(119,868)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	132,541
Proceeds from (repayment of) loans
payable to majority stockholder	10,000	(33,574)	10,000
Public offering costs incurred	-	-	(20,000)
Net cash provided by (used for) financing activities	10,000	(33,574)	122,541

Net increase (decrease) in cash and cash equivalents	(33,398)	(92,539)	2,673

Cash and cash equivalents, beginning of period	36,071	128,610	-

Cash and cash equivalents, end of period	$2,673	$36,071	$2,673

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period March 14, 2006 (Inception)
to June 30, 2009

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, completing its public offering, and making periodic filings with the Securities and Exchange Commission (“SEC”). The Company has had no revenues since inception.

The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2009, the Company had cash of $2,673 and negative stockholders’ equity of $3,994. Further, since inception, the Company has had no revenues and has incurred a net loss of $116,535. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing and commencing planned operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Fair value of financial instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses payable, and due to majority stockholder. The carrying values approximate fair values because of their short maturity.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period March 14, 2006 (Inception)
to June 30, 2009

Income taxes – Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax asset and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net loss per share – Basic and diluted net loss per share has been calculated based upon the weighted average number of common shares outstanding.  The Company does not have any common stock equivalents outstanding such as stock options or convertible securities.

NOTE 3 – DUE TO MAJORITY STOCKHOLDER

On March 2, 2009, the Company’s majority stockholder advanced $10,000 to the Company. Under the related loan agreement, the loan is non-interest bearing and is due April 21, 2011. The loan also contains certain restrictive covenants, including the Company’s obligation not to declare any dividends without the lender’s prior written consent.

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
to June 30, 2009

NOTE 5 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $39,622 at June 30, 2009 attributable to the future utilization of the net operating loss carryforward of $116,535 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires $4,041 in 2026, $13,464 in 2027, $62,895 in 2028 and $36,135 in 2029.

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

On October 5, 2007, the Company executed an Amended and Restated Consulting Agreement with the Consultants. Among other things, the amended agreement provided that the Consultants would continue through February 20, 2008 to provide the Company project management and language consulting services relating to SEC filings and other work required by United States regulatory agencies. As compensation for their past and future services, the amended agreement provided for a $35,000 cash payment to the Consultants (which was paid October 5, 2007 and expensed in the financial statements for the three months ended December 31, 2007).

 CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period March 14, 2006 (Inception)
to June 30, 2009

Rental agreement – From inception to October 31, 2008, the Company used office space provided by its majority stockholder at no cost to the Company.  On August 31, 2008 the Company executed a Lease Contract with its majority stockholder.  The Lease Contract provides for the rental of this office space to the Company for a one year term commencing November 1, 2008 and ending November 1, 2009 at an annual rent of $10,000 due November 1, 2008 (which was paid in August 2008).

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

NOTE 7 – SUBSEQUENT EVENTS

On August 13, 2009, the Company borrowed another $12,000 from its majority stockholder. The loan is non-interest bearing, is due August 13, 2011, and contains restrictive covenants.

The Company has evaluated the subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our fiscal year end is June 30. Our financial statements for the period from inception to June 30, 2009, included in this report, have been audited by Paula S. Morelli, CPA, P.C., 21 Martha Street, Freeport, New York 11520, as set forth in her report. Her report is given upon her authority as an expert in accounting and auditing.

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

Changes in Internal Control

We have also evaluated our internal control for financial reporting, and there were no changes in internal controls that occurred during the last fiscal quarter in our year ended June 30, 2009 that has materially affected or is reasonably likely to material affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness, asdescribed below, in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Accordingly, as of June 30, 2009, we believe our internal control over financial reporting is not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors serve until their successors are elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and position of our officer and director are set forth below:

Name and Address	Age	Position(s)
Xuezheng Yuan	41	president, chief executive officer, sole member of
No. 1 Xinxin Garden		secretary/treasurer, chief financial officer, and the
No. 51 Fangjicun Xudong Road		the board of directors
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

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.      EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our sole officer and director, from inception on March 14, 2006 to June 30, 2009, the end of our fiscal year. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Xuezheng Yuan	2009	0	0	0	0	0	0	0	0
President, Secretary,	2008	0	0	0	0	0	0	0	0
Treasurer and Director	2007	0	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our director during the last completed fiscal year.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Xuezheng Yuan	0	0	0	0	0	0	0

All compensation received by our officer and director has been disclosed.  We do not anticipate paying any salaries at any time in 2009.  We will not begin paying salaries until we have adequate funds to do so. Our director does not receive any compensation for serving as a member of the board of directors.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

[1]
The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Yuan is the only “promoter” of our company.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In March 2006, we issued a total of 3,350,000 shares of restricted common stock to Mr. Xuezheng Yuan, our sole officer and director, at a price of $0.00001 per share, or $33.50 total.

Mr. Yuan has loaned us $10,000 to date.  The loans payable are non-interest bearing and are due on demand.  From inception to October 31, 2008, the Company used office space provided by its majority stockholder, Mr. Yuan, at no cost to the Company.  On August 31, 2008, the Company executed a Lease Contract with its majority stockholder, Mr. Yuan.  The Lease Contract provides for the rental of this office space to the Company for a one year term commencing November 1, 2008 and ending November 1, 2009, at an annual rent of $10,000 due November 1, 2009 (which was paid in August 2008).

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

PART IV

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

2009	$8,750	Paula S. Morelli, CPA, P.C.
2008	$8,750	Paula S. Morelli, CPA, P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$8,750	Paula S. Morelli, CPA, P.C.
2008	$8,750	Paula S. Morelli, CPA, P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Paula S. Morelli, CPA, P.C.
2008	$0	Paula S. Morelli, CPA, P.C.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Paula S. Morelli, CPA, P.C.
2008	$0	Paula S. Morelli, CPA, P.C.

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant  full time, permanent employees was 0%.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:
		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	8/30/06	3.1

3.2	Bylaws.	SB-2	8/30/06	3.2

4.1	Specimen Stock Certificate.	SB-2	8/30/06	4.1

10.1	Consulting Agreement with Hongtao Shi, Liuyi Zhang and Fred Chang.	10-KSB	9/26/07	10.1

10.2	Amended and Restated Consulting Agreement.	10-QSB	11/9/07	10.2

10.3	Lease Agreement.				X

14.1	Code of Ethics.	10-KSB	9/26/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Audit Committee Charter.	10-KSB	9/26/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/26/07	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 17th day of September, 2009.

CHINA UNITECH GROUP, INC.

BY:	XUEZHENG YUAN
Xuezheng Yuan, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

XUEZHENG YUAN	Xuezheng Yuan, President, Principal Executive	September 17, 2009
Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer
and sole Member of the Board of Directors

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	8/30/06	3.1

3.2	Bylaws.	SB-2	8/30/06	3.2

4.1	Specimen Stock Certificate.	SB-2	8/30/06	4.1

10.1	Consulting Agreement with Hongtao Shi, Liuyi Zhang and Fred Chang.	10-KSB	9/26/07	10.1

10.2	Amended and Restated Consulting Agreement.	10-QSB	11/9/07	10.2

10.3	Lease Agreement.				X

14.1	Code of Ethics.	10-KSB	9/26/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Audit Committee Charter.	10-KSB	9/26/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/26/07	99.3