Form 10-Q
period 2009-09-30
China Unitech Group, Inc.
filed 2009-11-04
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,173,600 as of October 31 , 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.        INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
September 30, 2009

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	September 30,	June 30,
	2009	2009
	(Unaudited)

Current assets:
Cash and cash equivalents	$7,468	$2,673
Prepaid rent	833	3,333
Total current assets	8,301	6,006
Other assets	-	-
Total assets	$8,301	$6,006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses payable	$2,500	$-
Total current liabilities	2,500	-
Due to majority stockholder	22,000	10,000
Total liabilities	24,500	10,000

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
6,173,600 and 6,173,600 shares, respectively	62	62
Additional paid-in capital	112,479	112,479
Deficit accumulated during the
development stage	(128,740)	(116,535)
Total stockholders' equity	(16,199)	(3,994)
Total liabilities and stockholders' equity	$8,301	$6,006

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Cumulative
			during the
			Development
	Three Months	Three Months	Stage (March 14,
	ended	ended	2006 to
	September 30, 2009	September 30, 2008	September 30, 2009)

Cash flows from operating activities:
Net income (loss)	$(12,205)	$(11,957)	$(128,740)
Changes in operating assets and liabilities:
Prepaid rent	2,500	(10,000)	(833)
Accounts payable and accrued expenses payable	2,500	2,830	2,500
Net cash provided by (used for) operating activities	(7,205)	(19,127)	(127,073)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	132,541
Proceeds from (repayment of) loans
payable to majority stockholder	12,000	-	22,000
Public offering costs incurred	-	-	(20,000)
Net cash provided by (used for) financing activities	12,000	-	134,541

Net increase (decrease) in cash and cash equivalents	4,795	(19,127)	7,468

Cash and cash equivalents, beginning of period	2,673	36,071	-

Cash and cash equivalents, end of period	$7,468	$16,944	$7,468

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			during the
			Development
	Three Months	Three Months	Stage (March 14,
	ended	ended	2006 to
	September 30, 2009	September 30, 2008	September 30, 2009)

Revenues:	$-	$-	$-

Expenses:
General and administrative	12,205	11,957	128,740
Total expenses	12,205	11,957	128,740
Net income (loss)	$(12,205)	$(11,957)	$(128,740)

Net income (loss) per share,
Basic and diluted	$(0.00)	$(0.00)

Number of common shares outstanding,
Basic and diluted	6,173,600	6,173,600

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 1 – ORGANIZATION

China Unitech Group, Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006.  From its office in China, the Company plans to operate in the online travel business.  A website is planned to offer viewers the ability to book hotel rooms in China and earn the Company booking fees from the respective hotels.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2009 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the three months then ended.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2010.  The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2009 as included in our annual report on Form 10-K.

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
September 30, 2009
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

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $43,772 at September 30, 2009 attributable to the future utilization of the net operating loss carryforward of $128,740 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires $4,041 in 2026, $13,464 in 2027, $62,895 in 2028, $36,135 in 2029 and $12,205 in 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rental agreement – From inception to October 31, 2008, the Company used office space provided by its majority stockholder at no cost to the Company.  On August 31, 2008, the Company executed a Lease Contract with its majority stockholder.  The Lease Contract provides for the rental of this office space to the Company for a one year term commencing November 1, 2008 and ending November 1, 2009 at an annual rent of $10,000 due November 1, 2008 (which was paid in August 2008). On October 23, 2009, the Lease Contract was extended an additional one year to November 1, 2010 at the same annual rent of $10,000 due November 1, 2009.

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

NOTE 7 – SUBSEQUENT EVENTS

On October 23, 2009, as discussed in Note 6 above, the Company extended the Lease Contract with its majority stockholder for an additional one year to November 1, 2010.

On October 23, 2009, the Company borrowed an additional $10,000 from its majority stockholder. The loan is non-interest bearing, is due October 23, 2011, and contains restrictive covenants.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, find purveyors of services and products to sell on our website, and find clients to buy our services. Since the audit report was issued, we raised $132,500 in our public offering. We believe those funds and additional loans from our majority shareholder will allow us to continue operations for twelve months.

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

Previously, we have established our office at no cost to the company. On August 31, 2008, we entered a one-year leasing agreement with landlord, Ms. Xuemei Chen. We are currently leasing a 300 meter office space for the period from November 1, 2009 to November 1, 2010 for $10,000. The office space is located at: No1. Xinxin Garden, No.51 Fangjicun Xudong Road, Wuchang, Wuhan, Hubei, China 430062. Its telephone is (86 27) 5080 2170.

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

3.           We have not started to market our website yet. Our marketing program will combine recruiting service providers as well as clients to utilize those services. The process of recruiting service providers includes identifying owners and managers of resorts, hotels, retreats, spas, private charter companies, etc., via the Internet and research in trade magazines and directories. This process will start as soon as our website is operational and will be ongoing during the life of our operations. Engaging potential clients may consist of telephone surveys and may contain questions that would qualify the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. In summary, we should be in full operation and receiving orders by the end of December 2009.

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

We have not been able to carry out plan business due to the following facts:

-           Intense Competition:

China hotel booking industry has experienced tense competition since we started our business. Large online hotel booking companies such as CTRIP (www.ctrip.com) and ELONG (www.elong.com) have dominated online hotel booking market. Traditional and low cost travel agency booking also continue to be an important role in hotel bookings.

-           Lack of financing:

Our capital resource is currently limited to our sole shareholder and director’s personal loan and the proceeds from the small offering we completed in March 2007. The development costs of an online internet hotel booking is much more than we originally anticipated. Lack of financing prohibited us from further development of our booking engine. Lack of continued financing made it impossible for us to hire engineers and marketing specialists to coordinate our booking engine development work and conducting marketing and sales effort to hotels.

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

Our net loss from inception to September 30, 2009 is $128,740.  We spent this sum on consulting fees, legal fees, audit and review fees, accounting fees, transfer agent fees and general and administrative expenses.

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

As of September 30, 2009, our total assets were $8,301 and our total liabilities were $24,500.  As of September 30, 2009, we had cash of $7,468.

Recent accounting pronouncements

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November, 2009.

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