Form 10-Q
period 2009-12-31
China Unitech Group, Inc.
filed 2010-02-05
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,173,600 as of February 1, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.             INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
December 31, 2009

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	June 30,
	2009	2009
	(Unaudited)

Current assets:
Cash and cash equivalents	$1,442	$2,673
Prepaid rent	8,334	3,333
Total current assets	9,776	6,006
Other assets	-	-
Total assets	$9,776	$6,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses payable	$6,258	$-
Total current liabilities	6,258	-
Due to majority stockholder	32,000	10,000
Total liabilities	38,258	10,000

Stockholders’ equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
6,173,600 and 6,173,600 shares, respectively	62	62
Additional paid-in capital	112,479	112,479
Deficit accumulated during the
development stage	(141,023)	(116,535)
Total stockholders’ equity	(28,482)	(3,994)
Total liabilities and stockholders’ equity	$9,776	$6,006

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					Cumulative
					during the
					Development
	Three Months	Three Months	Six Months	Six Months	Stage (March 14,
	ended	ended	ended	ended	2006 to
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009)

Revenues:	$-	$-	$-	$-	$-

Expenses:
General and administrative	12,283	7,362	24,488	19,319	141,023
Total expenses	12,283	7,362	24,488	19,319	141,023
Net income (loss)	$(12,283)	$(7,362)	$(24,488)	$(19,319)	$(141,023)

Net income (loss) per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares outstanding,
Basic and diluted	6,173,600	6,173,600	6,173,600	6,173,600

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Cumulative
			during the
			Development
	Six Months	Six Months	Stage (March 14,
	ended	ended	2006 to
	December 31, 2009	December 31, 2008	December 31, 2009)

Cash flows from operating activities:
Net income (loss)	$(24,488)	$(19,319)	$(141,023)
Changes in operating assets and liabilities:
Prepaid rent	(5,001)	(8,333)	(8,334)
Accounts payable and accrued expenses payable	6,258	(3,930)	6,258
Net cash provided by (used for) operating activities	(23,231)	(31,582)	(143,099)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	132,541
Proceeds from (repayment of) loans
payable to majority stockholder	22,000	-	32,000
Public offering costs incurred	-	-	(20,000)
Net cash provided by (used for) financing activities	22,000	-	144,541

Net increase (decrease) in cash and cash equivalents	(1,231)	(31,582)	1,442

Cash and cash equivalents, beginning of period	2,673	36,071	-

Cash and cash equivalents, end of period	$1,442	$4,489	$1,442

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

NOTE 1 – ORGANIZATION

China Unitech Group, Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006.  From its office in China, the Company plans to operate in the online travel business.  A website is planned to offer viewers the ability to book hotel rooms in China and earn the Company booking fees from the respective hotels.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2009 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2009 and the results of operations and cash flows for the three and six months then ended.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six months ended December 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2010.  The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

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
December 31, 2009
(Unaudited)

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

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $47,943 at December 31, 2009 attributable to the future utilization of the net operating loss carryforward of $141,008 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires $4,041 in 2026, $13,464 in 2027, $62,895 in 2028, $36,135 in 2029 and $24,473 in 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rental agreement – From inception to October 31, 2008, the Company used office space provided by its majority stockholder at no cost to the Company.  On August 31, 2008, the Company executed a Lease Contract with its majority stockholder.  The Lease Contract provided for the rental of this office space to the Company for a one year term commencing November 1, 2008 and ending November 1, 2009 at an annual rent of $10,000 due November 1, 2008 (which was paid in August 2008). On October 23, 2009, the Lease Contract was extended an additional one year to November 1, 2010 at the same annual rent of $10,000 due November 1, 2009.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Previously, we have established our office at no cost to the company. On August 31, 2008, we entered a one-year leasing agreement with landlord, Ms. Xuemei Chen. We are currently leasing a 300 meter office space for the period from November 1, 2008 to November 1, 2010 for $20,000. The office space is located at: No1. Xinxin Garden, No.51 Fangjicun Xudong Road, Wuchang, Wuhan, Hubei, China 430062. Its telephone is (86 27) 5080 2170.

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

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on a stock exchange.  We anticipate that the business opportunities presented to us will:

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

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an “underwriter” within the meaning of Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management’s analysis of the quality of the other company’s management and personnel,

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

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders’ advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder’s fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

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

Potential investors must recognize that, because of our limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as:

-           a description of products, services and company history;
-           management resumes;
-           financial information;
-           available projections, with related assumptions upon which they are based;
-           an explanation of proprietary products and services;
-           evidence of existing patents, trademarks, or services marks, or rights thereto;
-           present and proposed forms of compensation to management;
-	a description of transactions between such company and its affiliates during relevant periods;
-           a description of present and required facilities;
-           an analysis of risks and competitive conditions;
-           a financial plan of operation and estimated capital requirements;
-
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and

-           other information deemed relevant.

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

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

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

-           Lack of financing:
Our capital resource is currently limited to our sole shareholder and director’s personal loan and the proceeds from the small offering we completed in March 2007. The development cost of online internet hotel booking is more than we originally anticipated. Lack of financing prohibited us from further development of our booking engine. Lack of continued financing made it impossible for us to hire engineers and marketing specialists to coordinate our booking engine development work and conducting marketing and sales effort to hotels.

-           Lack of interest of hotel participation:
Most hotels we contact plan to set up their own online booking system or join hotel booking systems whose size is much larger and is more developed than what we can offer at this time. With strong cash positions, these large internet booking companies have extended their marketing reach and created unfavorable business environment for us.

Results of Operations

From Inception on March 14, 2006 to December 31, 2009

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name www.chinabizhotel.com ..  We have also completed our public offering.

Our net loss from inception to December 31, 2009 is $143,099.  We spent this sum on consulting fees, legal fees, audit and review fees, accounting fees, transfer agent fees and general and administrative expenses.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operation.

In March 2006, we issued 4,075,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 and raised $40.75.  This was accounted for as a sale of common stock.

On March 1, 2007, we issued 1,325,000 shares of common stock and raised a total of $132,500 from our public offering.

As of December 31, 2009, our total assets were $9,776, comprised of cash and prepaid rent.  We had $38,258 in liabilities.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February, 2010.

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