Form 10-Q
period 2010-03-31
China Unitech Group, Inc.
filed 2010-04-29
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52832

CHINA UNITECH GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

No. 1 Xinxin Garden
No. 51 Fangjicun Xudong Road
Wuchang, Wuhan
Hubei, China   430062
(Address of principal executive offices, including zip code.)

(86-27) 5080-2170
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,173,600 as of April 21, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.                INTERIM FINANCIAL STATEMENTS

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Index to Financial Statements
March 31, 2010

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	June 30,
	2010	2009
	(Unaudited)

Current assets:
Cash and cash equivalents	$4,564	$2,673
Prepaid rent	5,833	3,333
Total current assets	10,397	6,006
Other assets	-	-
Total assets	$10,397	$6,006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses payable	$3,000	$-
Total current liabilities	3,000	-
Due to majority stockholder	42,000	10,000
Total liabilities	45,000	10,000

Stockholders' equity:
Preferred stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
0 shares	-	-
Common stock, $.00001 par value; authorized
100,000,000 shares, issued and outstanding
6,173,600 and 6,173,600 shares, respectively	62	62
Additional paid-in capital	112,479	112,479
Deficit accumulated during the
development stage	(147,144)	(116,535)
Total stockholders' equity	(34,603)	(3,994)
Total liabilities and stockholders' equity	$10,397	$6,006

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					Cumulative
					during the
					Development
	Three Months	Three Months	Nine Months	Nine Months	Stage (March 14,
	ended	ended	ended	ended	2006 to
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010)

Revenues:	$-	$-	$-	$-	$-

Expenses:
General and administrative	6,121	8,927	30,609	28,246	147,144
Total expenses	6,121	8,927	30,609	28,246	147,144
Net income (loss)	$(6,121)	$(8,927)	$(30,609)	$(28,246)	$(147,144)

Net income (loss) per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares outstanding,
Basic and diluted	6,173,600	6,173,600	6,173,600	6,173,600

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Cumulative
			during the
			Development
	Nine Months	Nine Months	Stage (March 14,
	ended	ended	2006 to
	March 31, 2010	March 31, 2009	March 31, 2010)

Cash flows from operating activities:
Net income (loss)	$(30,609)	$(28,246)	$(147,144)
Changes in operating assets and liabilities:
Prepaid rent	(2,500)	(5,833)	(5,833)
Accounts payable and accrued expenses payable	3,000	(740)	3,000
Net cash provided by (used for) operating activities	(30,109)	(34,819)	(149,977)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	132,541
Proceeds from (repayment of) loans
payable to majority stockholder	32,000	10,000	42,000
Public offering costs incurred	-	-	(20,000)
Net cash provided by (used for) financing activities	32,000	10,000	154,541

Net increase (decrease) in cash and cash equivalents	1,891	(24,819)	4,564

Cash and cash equivalents, beginning of period	2,673	36,071	-

Cash and cash equivalents, end of period	$4,564	$11,252	$4,564

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
(Unaudited)

NOTE 1 – ORGANIZATION

China Unitech Group, Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006.  From its office in China, the Company plans to operate in the online travel business.  A website is planned to offer viewers the ability to book hotel rooms in China and earn the Company booking fees from the respective hotels.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2010 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three and nine months then ended.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine months ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2010.  The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

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

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
(Unaudited)

On March 3, 2010, the Company borrowed another $10,000 from its majority stockholder. The loan is non-interest bearing, is due March 2, 2012, and contains restrictive convenants.

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

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $50,029 at March 31, 2010 attributable to the future utilization of the net operating loss carryforward of $147,144 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires $4,041 in 2026, $13,464 in 2027, $62,895 in 2028, $36,135 in 2029 and $30,609 in 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
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

ITEM 2.                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Previously, we have established our office at no cost to the company. On August 31, 2008, we entered a two-year leasing agreement with landlord, Mr. Xuezhang, our sole officer and director. We are currently leasing a 300 meter office space for the period from November 1, 2008 to November 1, 2010 for $20,000. The office space is located at: No1. Xinxin Garden, No.51 Fangjicun Xudong Road, Wuchang, Wuhan, Hubei, China 430062. Its telephone is (86 27) 5080 2170.

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

Results of Operations

From Inception on March 14, 2006 to March 31, 2010

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name www.chinabizhotel.com.  We have also completed our public offering.

Our net loss from inception to March 31, 2010 is $147,144.  We spent this sum on consulting fees, legal fees, audit and review fees, accounting fees, transfer agent fees and general and administrative expenses.

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

As of March 31, 2010, our total assets were $10,397, comprised of cash and prepaid rent.  We had $45,000 in liabilities.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Accordingly, as of March 31, 2010, we believe our internal control over financial reporting is not effective.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April, 2010.

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