Form 10-K
period 2010-06-30
China Unitech Group, Inc.
filed 2010-09-28
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number:  000-52832

CHINA UNITECH GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0500738
State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1-D-1010 Yuanjing Park, Long Xiang Road, Long Gang District, Shenzhen, Guangdong Province P.R.C.	518117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-755-2894-3820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.00001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒ Yes  ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes                      ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2009 was approximately $18,612 (1,692,000  shares of common stock held by non-affiliates) based upon the closing price of $0.011 per share of common stock as quoted by OTC Bulletin Board on December 17, 2009, being the last trade date of the issuer’s shares prior to December 31, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of September 10, 2010 there are 20,200,000 shares of common stock, par value $0.00001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

TABLE OF CONTENTS

PART I

Item 1. Business.

Our Corporate Structure

We are a Nevada holding company for our direct and indirect subsidiaries in the British Virgin Islands (“BVI”) the People’s Republic of China (“PRC”). We own all of the issued and outstanding capital stock of Classic Bond, a BVI corporation. Classic Bond is a holding company that owns 100% of the outstanding capital stock of Shenzhen Zhonghefangda Internet Technology Co., Limited (“Zhonghefangda”), a PRC company.

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the internet café business in the PRC. Therefore, our principal operations and sales and marketing activities in the PRC are conducted through Shenzhen Junlong Culture Communications Co., Ltd (“Junlong”), our variable interest entity (“VIE”), which holds the licenses and approvals for conducting the internet café business in the PRC.

Junlong was incorporated in the PRC in December 2003. It obtained its license to operate internet cafés in 2005. We control the VIE through a series of contractual arrangements. These contracts include a Management and Consulting Services Agreement, an Option Agreement, an Equity Pledge Agreement, and a Voting Rights Proxy Agreement. The Management and Consulting Services Agreement, dated June 11, 2010, is between our indirect, wholly-owned subsidiary, Zhonghefangda, and our VIE. The rest of the agreements, also dated June 11, 2010, are among Zhonghefangda, our VIE and its shareholders. These contracts are summarized below. Please also refer to the full text of the contracts, which are filed as exhibits to this report.

•
Management and Consulting Services Agreement. Under the Management and Consulting Services Agreement between Junlong and Zhonghefangda, Zhonghefangda provides management and consulting services to the VIE in exchange for service fees up to 100% of the VIE’s Aggregate Net Profits (as defined in the agreement). In consideration for its right to receive the VIE’s aggregate net profits, Zhonghefangda will reimburse to the VIE the full amount of Net Losses (as defined in the Agreement) incurred by the VIE. During the term of the agreement, the VIE may not contract with any other party to provide services that are the same or similar to the services to be provided by Zhonghefangda pursuant to the agreement. The term of this agreement is 20 years, renewable for succeeding periods of the same duration until terminated pursuant to terms of the agreement.

•
Option Agreement. Under the Option Agreement, the shareholders of the VIE, Mr. Dishan Guo, Mr. Jinzhou Zeng and Ms. Xiaofen Wang, or the VIE Shareholders, who collectively own 100% of the equity interest in the VIE, granted Zhonghefangda an exclusive, irrevocable option to purchase all or part of their equity interests in the VIE, exercisable at any time and from time to time, to the extent permitted under PRC law. The purchase price of the equity interest will be equal to the original paid-in registered capital of the transferor, adjusted proportionally if less than all of the equity interest owned by the transferor is purchased.

•
Equity Pledge Agreement. The VIE Shareholders have pledged their entire equity interest in the VIE to Zhonghefangda pursuant to the Equity Pledge Agreement. The equity interests are pledged as collateral to secure the obligations of the VIE under the Management and Consulting Services Agreement and the VIE Shareholders’ obligations under the Option Agreement and the Proxy Agreement.

•
Voting Rights Proxy Agreement. Pursuant to the Voting Rights Proxy Agreement, each of the VIE Shareholders has irrevocably granted and entrusted Zhonghefangda with all of the voting rights as a shareholder of the VIE for the maximum period of time permitted by law. Each VIE Shareholder has also covenanted not to transfer his or her equity interest in the VIE to any party other than Zhonghefangda or a designee of Zhonghefangda.

We believe that the terms of these agreements are no less favorable than the terms that we could obtain from disinterested third parties. According to our PRC counsel, China Commercial Law Firm, our conduct of business through these agreements complies with existing PRC laws, rules and regulations.

As a result of these contractual arrangements, Junlong became our controlled VIE. A variable interest represents a contractual or ownership interest in another entity that causes the holder to absorb the changes in fair value of the other entity’s net assets. Potential variable interests include: holding economic interests, voting rights, or obligations to an entity; issuing guarantees on behalf of an entity; transferring assets to an entity; managing the assets of an entity; leasing assets from an entity; and providing financing to an entity. In such cases consolidation of the VIE is required by the enterprise that controls the economic risks and rewards of the entity, regardless of ownership. We have consolidated Junlong’s historical financial results in our financial statements as a variable interest entity pursuant to U.S. generally accepted accounting principles (“GAAP”).

The following chart reflects our organizational structure as of the date of this report.

*Contractual agreements consisting of a management and consulting service agreement, equity pledge agreement, option agreement and proxy agreement.

Our Corporate History

We were incorporated in the State of Nevada on March 14, 2006. From our office in China, we planned to operate in the online travel business using the website www.chinabizhotel.com. The website was planned to offer viewers the ability to book hotel rooms in China and earn us booking fees from the respective hotels. However, we did not engage in any operations and were dormant from our inception until our reverse acquisition of Classic Bond on July 2, 2010. As a result of the reverse acquisition, we ceased to be a shell company on July 2, 2010.

Acquisition of Classic Bond

On July 2, 2010, we completed a reverse acquisition transaction through a share exchange with Classic Bond and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Classic Bond, in exchange for 19,000,000 shares of our common stock, which shares constituted 94% of our issued and outstanding shares on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Classic Bond became our wholly-owned subsidiary and the former shareholders of Classic Bond, became our controlling shareholders. The share exchange transaction with Classic Bond was treated as a reverse acquisition, with Classic Bond as the acquirer and China Unitech Group, Inc. as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Classic Bond and its consolidated subsidiaries.

Upon the closing of the reverse acquisition, Xuezheng Yuan, our sole director and officer, submitted a resignation letter pursuant to which he resigned, with immediate effect, from all offices that he held and from his position as our sole director that will become effective on the tenth day following the mailing by us of an information statement, or the Information Statement, to our stockholders that complies with the requirements of Section 14f-1 of the Exchange Act, which will be mailed out on or about July 12, 2010. Also upon the closing of the reverse acquisition, our board of directors increased its size from one to five members and appointed Dishan Guo, Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang to fill the vacancies created by the resignation of Xuezheng Yuan and such increase. Mr. Dishan Guo's appointment became effective upon closing of the reverse acquisition, while the remaining appointments will become effective on the tenth day following our mailing of the Information Statement to our stockholders. In addition, our executive officers were replaced by the Classic Bond executive officers upon the closing of the reverse acquisition as indicated in more detail below.

As a result of our acquisition of Classic Bond, we now own all of the issued and outstanding capital stock of Classic Bond. Classic Bond was incorporated in the British Virgin Islands on November 2, 2009 to serve as an investment holding company. Junlong was incorporated in the PRC in December 2003. It obtained its first licenses from the Ministry of Culture to operate an internet café chain in 2005 and opened its first internet café in April 2006.

We are in the midst of amending our certificate of incorporation to change our name from “China Unitech Group, Inc.” to “China Internet Café Holdings Group, Inc.” to reflect the current business of our company, which changed as a result of our acquisition of Classic Bond.

Business Overview

We operate a chain of 36 internet cafés in Shenzhen, Guangdong, PRC. We provide top quality internet café facilities and we believe we are the largest internet café chain in Shenzhen. We provide internet access at reasonable prices to students and migrant workers. Although we sell snacks, drinks, and game access cards, over 95% of our revenue comes from selling access time to our computers. We sell internet café memberships to our customers. Members purchase prepaid IC cards (a pocket-sized card with embedded integrated circuits that can be used for identification, authentication, data storage and application processing), which include stored value that will be deducted based on time usage of computer at the internet café. The cards are only sold at our cafés. We deduct the amount that reflects the access time used by a customer when the customer’s IC card is inserted into the IC card slot on the computer.

The internet cafés are generally open 24 hours, 7 days a week.

Our Industry

Background on Internet Cafés in the PRC

Internet cafés have been booming in the PRC in the recent years. According to the "Survey of China Internet Café Industry" by the Ministry of Culture in 2005, the PRC had 110,000 internet cafés, with more than 1,000,000 employees and contributing RMB 18,500,000,000 to China's GDP. According to an article entitled “China Surpasses U.S. in Number of Internet Users” written by David Barboza on the New York Times July 26, 2008 issue, the number of internet users in the PRC reached about 253 million in June 2008, thereby, putting China ahead of the United States as the world’s biggest internet market. Within the Chinese internet market, internet cafés have been a fast growing segment.

The internet café market in the PRC, like most places worldwide, originally started out as simply a location to access the internet. However, PRC internet cafés have changed into full service entertainment centers where people can relax outside work and home. These cafés provide services that are vastly different from the internet cafés initially established in the PRC. They provide decent facilities at a reasonable fee, with specific configuration for online games and audio visual entertainment. They are a source of cost effective entertainment for low-income earners who cannot afford computers, game consoles or an internet connection, such as migrant workers and students. In internet cafés, customers have access to popular online games and can either socialize or entertain themselves. Players gather together in internet cafés for games such as World of Warcraft (WOW), and Call to Arms played either with their friends in the café or with users across the globe.

After tightened regulations on the operations of internet cafés, there are currently around 81,000 internet cafés in the PRC. (Source: “Internet café ban call draws Chinese hacker wrath”. AFP 3 Mar 2010. http://www.google.com/hostednews/afp/article/ALeqM5gJus4tWVAaeWI8IoS-n238PYpFjw) The largest chain has over 1,000 locations. There are currently 10 chains which have licenses to operate nationally.

Computer Gaming Industry in China

According to Pearl Research, a business intelligence and consulting firm, the PRC online game market rose 63% in 2008 to $2.8 billion. Given the relatively low rate of computer ownership in the PRC as compared to Western countries, internet cafés have become the primary distribution point for games in the PRC. A substantial number of game players access online games through internet cafés and these players are crucial for survival of internet cafés. The chart below shows the robust revenue growth of online game companies from 2003 to 2009.

The following diagram prepared by Morgan Stanley depicts the interdependent relations between online game developers and internet cafés. (Source: Ji Richard and Meeker, Mary. "Creating Consumer Value in Digital China" Morgan Stanley Equity Research Global. September 12, 2005.)

Given the pivotal position of internet cafés, many online game companies have been making great efforts to support internet cafés to expand their customer base.

Partnerships between Internet Cafés and Other Online Information Providers

Besides games, internet cafés are able to develop partnerships with other online information providers. These companies provide games as well as other information services. As can be seen by the chart below, these providers have significant revenues and profits.

Table 1 Major Internet Company Revenues

Company	2009 Q1 Revenue Million US$	Mobile Value-Added Service (MVAS)	% of Revenue Gaming / Internet Value-Added Service (IVAS)	Advertising	Operating Margin
Sohu	$84.4	10%	49%	41%	40%
Baidu	$81.9	–	–	100%	27%
Sina	$71.3	33%	–	67%	19%
Shanda	$111	–	97%	3%	40%
NetEase	$93	–	86%	14%	63%
Tencent	$204.1	20%	70%	10%	51%

Total	$646	11%	58%	31%	40%

(Source: I2I Group. “Social Media Opportunities.” October 2009. Online PowerPoint. http://www.i2i-m.com/downloads/Handbook%20of%20Social%20Media%20in%20China%202.ppt.)

Our Competitive Strengths

We believe that the following strengths enable us to compete effectively in and to capitalize on growth in the internet café market in the PRC:

•
Company-owned Cafés. Unlike most of our competitors who franchise their internet cafés, all of our cafés are direct outlets. This model makes it easier to carry out management decisions at each of our cafés. It also allows us to maximize operating profit and create a consistent name brand.

•	Good Scale of Operation. We have a registered capital of RMB 10 million (approximately $1.47 million) with 36 cafés. The scale of operations allows us to control cost and standardize store management.
•
Proprietary Software. We developed the software “SAFLASH” that provides fast and stable internet connections. Its automatic flow control prevents users from being disconnected when there is a disruption of internet traffic. Stability is a key requirement for online gamers. Our research and development team is working constantly to improve the software.

•
Government and Industry Relations. We have developed excellent working relationship with the government that has assisted us to better comply with internet café related laws and regulations and to understand regulatory trends in our industry. Our CEO and CFO Dishan Guo is the executive president of Shenzhen Longgang District Internet Industry Association. This association is an associated department of the Ministry of Culture and sets the internet café industry standards. As a result of his involvement, Mr. Guo gains valuable insight into new standards and may also have the opportunity to influence industry standards.

•
Centralized Oversight. All of our café managers are trained by, and under the supervision of, our centralized operations manager, who is based at our headquarters. As a result, our local managers are able to effectively handle operational issues at the cafés. The local managers are trained to provide a service level that meets Junlong’s service standards, and our operations manager is able to effectively enforce policies and procedures implemented by us.

Our Growth Strategy

We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•
We will seek to grow by business expansion. We plan to expand in the southwest and mid-east regions of the PRC through acquisitions of local small chains, in order to meet the requirements of applying for a national chain license. The national chain license requires 30 internet cafés in three provinces.  We plan to accomplish acquisitions of internet cafés in Guizhou in the third quarter, and Sichuan in the fourth quarter in order to help us satisfy the requirements of obtaining a national chain license. We also want to fully develop our wholly-owned branches through effective integration of resources. Most of our current competitors that offer franchising simply provide a franchise license to entrepreneurs to get started in exchange for a yearly fee.  Junlong, on the other hand, is deeply involved in the operational management of its company-owned cafés. After we obtain a national chain license, we will focus on developing high-end internet cafés in the more developed cities to create new concepts of internet café operation.  We expect to spread to the less developed cities in three years in order to gain competitive market shares. We plan to put 20% of our resources to the less developed cities for market integration after we are granted a national license, which will effectively lay the foundation for us in those cities.

•
We will seek to grow by improving our company structure. To optimize our resources and operations, we plan to improve our company structure so that 20% of our internet cafés will be large stores each with 300 or more computers mainly focusing on movies, high-end games and entertainment; 50% of cafés will be medium stores with 150 to 300 computers and a few movie suites focusing on high-end games; 10% of cafés will be small stores in the developed cities to spread our reputation with 100 to 150 computers. In order to penetrate the less developed cities, we want to open 20% of our stores in those cities. Our mission is to set up internet cafés all over the PRC to become a real national chain and the industry leader.

•
We will seek to grow by location selection. Internet café is a retail business. Internet cafés are located in highly populated areas so as to attract customers. Junlong’s internet cafés are located at busy and well attended areas such as industrial zones and business quarters. We have conducted market research in Sichuan, Guizhou, Yunan provinces and Chonqing municipalities in March. As a result of this market research, we have identified the university areas in Sichuan and Chongqing, the residential areas and business quarters in Yunan and Guizhou as prime areas for the establishment of internet cafés. Our future expansion in the south-western region will be built on the basis of these locations.

Use of Prepaid IC Cards

Internet café members purchase prepaid IC cards which include stored value that will be deducted based on time usage of computer at the internet café. The cards are only sold at our cafés. We deduct from the stored value amount to reflect customer usage when the customers’ IC cards are inserted into the IC card slot on the computer. Revenues derived from the prepaid IC cards at the internet café are recognized when services are provided. Below is our IC card sample.

Outstanding customer balances on the IC cards are included in deferred revenue on the balance sheets. We do not charge any service fees that cause a decrease in customer balances.

The basic membership comes with the IC card and costs RMB 10 (approximately $1.47) on top of the initial credits deposited. Members receive a discount (e.g. RMB 50 (approximately $7.35) deposit gets RMB 60 (approximately $8.82) credit in the IC card). There is no expiration date for IC cards, but money deposited into the IC cards is not refundable.

Software on the Computers

We have on average 250 computers in each location and a total of 8,324 computers for the 36 cafés. We install more than 100 online games on each of our computers. We also provide movies, music and online chatting software. We use Microsoft Word compatible software called “WPS” which is a freeware provided by Kingsoft, a Chinese software company, so that we do not pay for the much higher priced Microsoft Office license.

Third Party Gaming Cards, Snacks and Drinks

We also sell third party on-line gaming cards, snacks and drinks. The commission for the sale of gaming cards is generally 20% of the value of the cards. Concessions (snacks and drinks) are also sold to customers.

New products or services

We are considering opening more “luxury” cafés in the future to meet the needs of high income groups. This strategy is only in the planning stage. Further, although this is potentially a very interesting marketing and branding tool, we do not expect these locations to significantly increase our overall revenues.

Franchising

We own all of our cafés.  However, beginning in 2012 we expect to utilize a modified franchise model in addition to owning our own cafés.  We expect that our franchisees will pay the start up costs for a new internet café.   After the initial investment, we will select the location and provide intensive training and staff to run the café.   Once the café becomes operational, our employees will run the café and provide management support.  We expect the franchisee to be more akin to an investor than an owner/operator.  We will pay the franchisee a percentage of the café’s profit for providing the funds necessary to open the café and operate it.

Our Customers

Our customers are individuals who come into the location to surf the internet and/or play online games with their friends locally and remotely with individuals around the world.

Internet café users are mainly young males with low incomes, mainly migrant workers. At our cafés migrant workers are provided a convenient channel at low cost to communicate with their families and friends. For example, VOIP (Voice over IP) service at the café is much cheaper than any other telecommunications method. Low income earners can arrange a time to chat online with their friends and families in their home cities.

We estimate that at our internet café approximately 50% of computer time is spent on gaming, 30% for other entertainment (e.g. online chatting, online movies, or online music); and 20% for other purposes (e.g work).

In the last few years there has been a decrease in the number of internet café users as a result of increased availability of internet connections at home. However, we believe that we will be able to maintain organic growth by providing quality services to our core customers. Even if someone has internet access in their home or dormitory, these locations do not provide the atmosphere and services provided by internet cafés at a reasonable cost. For example, if a computer is set up in the limited space of a dormitory, an additional internet connection would need to be purchased. A computer suitable for online gaming costs RMB 5,000 (approximately $735.29) or more. The monthly rent for an ADSL connection costs an additional RMB 100 (approximately $14.71) and even this may not be good enough for some online games such as WOW. In these types of games, there is a very important play mode called RAID, where, for example, 40 people are needed on a team to kill some monster in the dungeon. This requires all players to have very stable internet connections. A typical low-end computer and ADSL connection would suffer significant lags and cause performance issues. Internet cafés, on the other hand, can provide high speed computers and internet connections at much lower cost to the players.

Our future plans are to open internet cafés around university areas in the south-western provinces. Students spend more time in internet cafés because their time is very flexible. We believe that major users of internet cafés in the future will be young game players.

Competition

There are approximately 168,000 Internet cafés in the PRC in 2009. (Source: http://www.ai-media.cn/chinastats.htm (accessed March 23, 2010) The market is extremely fragmented. One of the largest national chains which has around 1,000 locations only has less than 2% of the national market. The following describes some of the local, regional and national competitors.

Local Competitors in Shenzhen

•
Shenzhen Weiwo Internet Café Chain Company. Weiwo was founded in 1997. Currently, Weiwo has 14 cafés. The company mainly operates a franchise model, with only 3 company owned cafés. The cafés are mainly located in Futian district, Shenzhen City. The company concentrates on mid-range market. Each café is relatively small with 100 to150 computers (for a total of around 1,600 computers). Its franchised stores are charged a franchising fee per month of approximately RMB 5,000 (approximately $735.29). Weiwo is the smallest internet café chain company in Shenzhen.

•
Shenzhen Bian Internet Co. Ltd. Although the company entered into the internet café industry in 2003, its current structure was founded on February 22, 2007 and obtained its regional internet café chain license in 2007. The company operates mostly as a franchise model with 26 registered café, only 3 of which are directly owned by the company. Each café has 80-150 computers. It also has a few large cafés with more than 200 computers. The estimated total number of computers owned by the company is 4,000. There is a significant turnover in franchise ownership with around one third of the franchise cafés transferring their licenses to other internet café owners.

•
Quansu Internet Café Chain Company. Quansu was founded in 1998 as a subsidiary investment project of the Shenzhen Commercial Bank Investment Co. Ltd. The company owns 36 cafés, 8 of which are directly owned and 28 of which are franchises. Each café has 80-150 computers. The total number of computers is approximately 6,000. The cafés are located in Baoan District, Futian District and Luohu District. In May 2009, Quansu switched its major business towards its internet cable connection business and public telephone business.

National Competitors

Currently there are ten national internet café chains:

•	Zhongqing Network Home Co., Ltd.
•	Beijing Cultural Development Co., Ltd.
•	China Digital Library Co., Ltd.
•	Yalian Telecommunication Network Co., Ltd.
•	China Heritage Information Center
•	Capital Networks Limited
•	Great Wall Broadband Network Service Co., Ltd.
•	China United Telecommunications Co., Ltd. (China Unicom)
•	CLP Chinese Tong Communication Co., Ltd.
•	Reid Investment Holding Company

The ten national chains generally have strong financial support. However, to our knowledge these chains have not been successful in expanding their operations.

Competitors in Potential Markets

As we plan to expand our operations in other major cities, we identify the following competitors in the potential new markets where we expect to operate in the future:

•
Kunming – Yunnan Jin-Zhao Yuan Culture Communication Network Co., Ltd. The company was founded on May 1, 2003 by the Yunnan Provincial Department of Culture. It obtained its business license and registration to operate a chain of Internet cafés from the Industrial and Commercial Bureau of Yunnan Province on April 31, 2004. It has a registered capital of RMB 10 million. The company has opened approximately 15 cafés with an average of 200 computers in each café and a total of nearly 3,000 computers.

•
Chengdu – Chengdu Shang Dynasty Networks Co., Ltd. The company was founded in 2002 with a registered capital of RMB 12 million. It would be most accurately described as a multifunctional entertainment facility with coffee bars and multi-function rooms. Its facilities have full range of digital entertainment including hardware and software products, and professional e-sport training. The company has four wholly owned cafés, and has more than 20,000 registered members.

Intellectual Property

Trademark

Junlong owns the trademark Junlong, as specified in the Registration Certificate No. 4723040 issued by the Trademark Office under the State Administration of Industry and Commerce of the PRC. The registration is valid from January 28, 2009 to January 27, 2019.

Domain Name

We own and currently utilize the domain name, www.cnculture.com.cn. We have recently also acquired the domain name www.chinainternetcafé.com, which we believe better reflects our business.  We will transition from our old domain name to our new one during the third quarter of 2010.

Software

The main piece of intellectual property for Junlong is the SAFLASH software. This software, developed on a Microsoft Windows platform, increases internet connection stability. Its automatic flow control prevents users from being disconnected when there is a disruption in internet traffic. The stability is a key requirement for online gamers.

Although there are no patents or copyrights for this software, it is only used internally on our computer systems and is not available for download. We also entered into a confidentiality agreement with the IT manager Zhenfan Li whose team developed this software. Our competitive advantage lies in continually updating SAFLASH to assure internet connection stability.

Regulation

Because our controlled VIE is located in the PRC, we are regulated by the national and local laws of the PRC.

In 2001, the PRC government imposed a minimum capital requirement of RMB 10 million (approximately $1.47 million) for regional café chains and RMB 50 million (approximately $7.35 million) for national café chains. On September 29, 2002, Ministry of Information Industry, Ministry of Public Security, Ministry of Culture and State Administration for Commerce and Industry issued “Regulations on the Administration of Business Sites of Internet Access Services.” The regulations require a license to operate internet cafés which may not be assigned or leased to any third parties. The regulations also have detailed provisions regarding internet cafés’ business operations and security control.

We have been in compliance of these regulations. In August 2004, we increased our registered capital to RMB 10 million (approximately $1.46 million). In 2005, Junlong obtained internet café licenses of operating internet café chain in Shenzhen from the local counterpart of Ministry of Culture.

The Ministry of Cultural of China is in charge of regulating national internet café chains. To obtain a license to operate a national internet café chain, an applicant must, among other things, (i) a minimum registered capital of RMB 50 million, (ii) own or control at least 30 internet cafés, which shall cover at least three provinces or municipalities under direct administration of the State Council, and (iii) have been in full compliance with administrative regulations with respect to internet cafés for at least one year before submitting the application. Other requirements include having appropriate computer and ancillary facilities, necessary and qualified personnel and sound internal policy. Application for a national internet café chain shall be first made to the provincial counterpart of the Ministry of Cultural. After preliminary approval, the provincial authority will submit the application to the Ministry of Culture for final approval. In rendering its approval, the authorities consider such factors as the then existing number of the internet café chains.

We are subject to PRC foreign currency regulations. The PRC government has controlled Renminbi reserves primarily through direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks, and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Under current PRC laws and regulations, Foreign Invested Entities, or FIEs, may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, FIEs in China are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount of such reserves reaches 50% of their registered capital. These reserves are not distributable as cash dividends. The board of directors of an FIE has the discretion to allocate a portion of the FIEs’ after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Our Employees

As of June 30, 2010, we had 419 employees. The following table sets forth the number of employees by function:

Function	Number of
Employees
Senior Management	41
Accounting	5
Staff employees	373
Total	419

As required by applicable PRC law, we have entered into employment contracts with most of our officers, managers and employees. We are working towards entering employment contracts with those employees who do not currently have employment contracts with us. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant disputes or any difficulty in recruiting staff for our operations.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A.                Risk Factors.
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our limited operating history makes evaluating our business and prospects difficult.

Our VIE Junlong was established in December 2003 and obtained the license to operate internet cafés in Shenzhen in 2005. Our limited operating history may not provide a meaningful basis for you to evaluate our business and prospects. Our business strategy has not been proven over time and we cannot be certain that we will be able to successfully expand our business.

You should also consider additional risks and uncertainties that may be experienced by early stage companies operating in a rapidly developing and evolving industry.

We are dependent on our management team and the loss of any key member of that team could have a material adverse effect on our operations and financial condition.

We attribute our success to the leadership and contributions of our managing team comprising executive directors and key executives, in particular, to our Chief Executive Officer and Chief Financial Officer, Dishan Guo and our Chief Technology Officer Zhenfan Li.

Our continued success is therefore dependent to a large extent on our ability to retain the services of these key management personnel. The loss of their services without timely and qualified replacement, will adversely affect our operations and hence, our revenue and profits. The loss of the services of Dishan Guo and Zhenfan Li in particular, will have an adverse impact on our performance.

We have not obtained social insurance benefits for all of our employees and could incur administrative fines and penalties that could materially affect our financial condition and reputation.

We have obtained social benefits coverage for employees who work at the headquarters of Junlong. For other employees, because of the high mobility of their work, they usually work on a probationary basis and will not enter into a long employment relationship with us. We are subject to administrative fines and penalties as a result of our failure to obtain social insurance for these employees. The amount of these fines and penalties, in the aggregate, may adversely affect our financial condition and our public image.

Tightened regulations on internet cafés may adversely affect our operations and revenues.

The PRC government has been tough on internet café regulations. In 2003, the PRC government imposed a minimum capital requirement of RMB 10 million (approximately $1.47 million) for regional café chains and RMB 50 million (approximately $7.32 million) for national café chains. On September 29, 2002, the State Council issued “Regulations on the Administration of Business Sites of Internet Access Services.” The regulations require a license to operate internet cafés which may not be assigned or leased to any third parties. The regulations also have detailed provisions regarding internet cafés’ business operations and security control. These regulations reduced the number of internet cafés.

If the PRC government decided to impose more stringent regulations on internet cafés and their operations, our business may be adversely affected and our revenues may decrease as a result.

There may be reduced use of internet cafés with the increase in computer ownership and internet connections at home and any such reduction would negatively affect our financial performance.

With the rapid economic development and growing disposable income, computer ownership and internet connections at home will gradually increase. Although internet cafés provide easy access to the latest games, movies and music, fast and stable internet connections and a sense of community, there is no guarantee that individuals will continue to use internet cafés when they can have internet access at home.

Negative media coverage of internet cafés may reduce the number of customers that visit our internet cafés and result in lower revenues.

In the last few years there have been several negative stories in the media about internet cafés. A fatal fire in Beijing's Lanjisu Internet café in June 2002 raised nationwide concern about the country’s burgeoning internet café business. In 2006, a report from the China National Children's Center, a government think-tank, said that 13 percent of PRC's 18 million internet users under 18 were internet addicts. Responding to the problems associated with internet cafés, the PRC imposed more stringent laws and regulations on internet cafés. In 2007, fearful of soaring internet addiction and juvenile crime, the PRC banned the opening of new internet cafés for a year. Such negative media coverage may result in stricter government regulations and reduced number of customers.

We may be unable to adequately safeguard our intellectual property or we may face claims that may be costly to resolve or that limit our ability to use such intellectual property in the future.

Our business is reliant on our intellectual property. Our software SAFLASH is the result of our research and development efforts, which we believe to be proprietary and unique. However, we are unable to assure you that third parties will not assert infringement claims against us in respect of our intellectual property or that such claims will not be successful. It may be difficult for us to establish or protect our intellectual property against such third parties and we could incur substantial costs and diversion of management resources in defending any claims relating to proprietary rights. If any party succeeds in asserting a claim against us relating to the disputed intellectual property, we may need to obtain licenses to continue to use the same. We cannot assure you that we will be able to obtain these licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could cause our business results to suffer.

Further, we rely upon a combination of trade secrets, non-disclosure and other contractual agreements with our employees as well as limitation of access to and distribution of our intellectual property in our efforts to protect intellectual property. However, our efforts in this regard may be inadequate to deter misappropriation of our proprietary information or we may be unable to detect unauthorized use and take appropriate steps to enforce our rights. Policing unauthorized use of our intellectual property is difficult and there can be no assurance that the steps taken by us will prevent misappropriation of our intellectual property.

Where litigation is necessary to safeguard our intellectual property, or to determine the validity and scope of the proprietary rights of others, this could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, financial condition, operating results or future prospects.

We may not have sufficient insurance coverage and an interruption of our business or loss of a significant amount of property could have a material adverse effect on our financial condition and operations.

We currently do not maintain any insurance policies against loss of key personnel and business interruption as well as product liability claims. If such events were to occur, our business, financial performance and financial position may be materially and adversely affected.

Inability to maintain our competitiveness would adversely affect our financial performance.

We operate in a competitive environment and face competition from existing competitors and new market entrants. Some of these existing competitors, especially the national chains of internet cafés have more resources than us and may provide better services to customers.

There is no assurance that we will be able to compete successfully in the future. Any failure by us to remain competitive would adversely affect our financial performance.

We may be adversely affected by a significant or prolonged economic downturn in the level of consumer spending in the industries and markets served by our customers.

We rely on the spending of our customers in our cafés for our revenues, which may in turn depend on the customers’ level of disposable income, perceived future earning capabilities and willingness to spend. Any significant or prolonged decline of the PRC economy or economy of such markets served by our customers will affect consumers’ disposable income and consumer spending in these markets, and lead to a decrease in demand for consumer products.

To the extent that such decrease in demand for consumer products translates into a decline in the demand for internet café services, our performance will be adversely affected.

Revocation or failure to renew the license for operating internet café chain will adversely affect our business.

We hold a license for operating a regional internet café chain in Shenzhen and each of our internet cafés obtains a license for the internet access services. These licenses are currently valid and are renewable at the end of its term by application to the relevant authorities.

If any license is revoked or suspended or we are unable to renew the licenses for any reason, our business operations and correspondingly, our financial performance, would be adversely affected.

We may be unable to effectively manage our expansion.

We have identified several growth plans. These expansion plans may strain our financial resources. They may also overstretch our management personnel and require us to restructure our management structure.

If we are unable to successfully manage our expansion, we may encounter operational and financial difficulties which would in turn adversely affect our business and financial results.

We may require additional funding for our growth plans, and such funding may result in a dilution of your investment.

We attempted to estimate our funding requirements in order to implement our growth plans.

If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements.

These additional funds may be raised by issuing equity or debt securities or by borrowing from banks or other resources. We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we will not be able to implement such plans fully. Such financing even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

Further, if we raise additional funds by way of a rights offering or through the issuance of new shares, any shareholders who are unable or unwilling to participate in such an additional round of fund raising may suffer dilution in their investment.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended June 30, 2010; accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries and contractual relationship with Junlong. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. Further, dividends paid to non-PRC stockholders may be subject to a 10% withholding, as further discussed under “Risk Factors – Under the EIT Law, we may be classified as a ‘resident enterprise’ of the PRC. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

PRC regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Our subsidiary in the PRC is also required to set aside a portion of its after tax profits according to PRC accounting standards and regulations to fund certain reserve funds. Currently, our subsidiary in the PRC is the only sources of revenues or investment holdings for the payment of dividends. If it does not accumulate sufficient profits under PRC accounting standards and regulations to first fund certain reserve funds as required by PRC accounting standards, we will be unable to pay any dividends.

RISKS RELATING TO OUR COMMERCIAL RELATIONSHIP WITH JUNLONG

Our contractual arrangements with Junlong and its shareholders may not be as effective in providing control over them as direct ownership.

We rely on contractual arrangements with our VIE and its shareholders to operate our business. For a description of these contractual arrangements, see “Corporate Structure”. In the opinion of our PRC legal counsel, China Commercial Law Firm, these contractual arrangements are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect. These contractual arrangements may not be as effective in providing us with control over these entities as direct ownership. If we had direct ownership of these entities, we would be able to exercise our rights as a shareholder to effect changes in the boards of directors of these entities, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, if Junlong or any of its shareholders fails to perform its or his respective obligations under these contractual arrangements, we may not be able to enforce the relevant agreements. If the agreements are ruled in violation of the PRC laws, even if the contracts are otherwise legal and valid, we may not be able to enforce our rights under these contracts. We may have to incur substantial costs and resources to enforce them, and seek legal remedies under PRC law, including specific performance or injunctive relief, and claiming damages, which may not be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against any of these entities if they do not perform their obligations under their contracts with us.

All of our revenues are generated through our VIE, and we rely on payments made by our VIE to Zhonghefangda, our subsidiary, pursuant to contractual arrangements to transfer any such revenues to Zhonghefangda. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may materially and adversely affect our business and our ability to pay dividends to our shareholders.

We conduct substantially all of our operations through Junlong, our VIE, which generates all of our revenues. As Junlong is not owned by our subsidiary, it is not able to make dividend payments to our subsidiary. Instead, Zhonghefangda, our subsidiary in China, entered into a number of contracts with Junlong, including Management and Consulting Services Agreement, Equity Pledge Agreement, Option Agreement and Voting Rights Proxy Agreement, pursuant to which Junlong pays Zhonghefangda for certain services that Zhonghefangda provides to Junlong. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes at different rates, including business taxes and VATs, which effectively reduce the amount that Zhonghefangda receives from Junlong. We cannot assure you that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates may materially and adversely affect our ability to receive payments from Junlong or the amount of such payments, and may in turn materially and adversely affect our business, our net income and our ability to pay dividends to our shareholders.

Dishan Guo’s association with Junlong could pose a conflict of interest which may result in Junlong decisions that are adverse to our business.

Dishan Guo, Jinzhou Zeng and Xiaofen Wang, who hold controlling interest in Classic Bond are also controlling shareholders of our VIE. Conflicts of interests between their dual roles as owners of both Junlong and our company may arise. We cannot assure you that when conflicts of interest arise, any or all of these individuals will act in the best interests of our company or that any conflict of interest will be resolved in our favor. In addition, these individuals may breach or cause Junlong to breach or refuse to renew the existing contractual arrangements, which will have a material adverse effect on our ability to effectively control Junlong and receive economic benefits from it. If we cannot resolve any conflicts of interest or disputes between us and the beneficial owners of Junlong, we would have to rely on legal proceedings, the outcome of which is uncertain and which could be disruptive to our business.

If Junlong or the VIE Shareholders violate our contractual arrangements with it, our business could be disrupted and we may have to resort to litigation to enforce our rights which may be time consuming and expensive.

Our operations are currently dependent upon our commercial relationship with Junlong. If Junlong or their shareholders are unwilling or unable to perform their obligations under our commercial arrangements with them, including payment of revenues under the Management and Consulting Service Agreement, we will not be able to conduct our operations in the manner currently planned.

If the PRC government determines that the agreements establishing the structure for operating our China business do not comply with applicable PRC laws, rules and regulations, we could be subject to severe penalties including being prohibited from continuing our operations in the PRC.

On August 9, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 (the “2006 M&A Rules”). This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. In the opinion of our PRC counsel, China Commercial Law Firm, this approval process was not required in our case because we have not acquired either the equity or assets of a company located in the PRC, and that the VIE agreements do not constitute such an acquisition. If the PRC government were to take a contrary view, we might be subject to fines or other enforcement action, and might be forced to amend or terminate our contractual arrangements with Junlong, which could have an adverse effect on our business.

The 2006 M&A Rules also contain provisions requiring offshore special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. In the opinion of our PRC counsel, China Commercial Law Firm, CSRC’s approval was not required for our offering of securities since we are not an SPV as defined in the Rules, nor have we acquired a PRC domestic company. However, there remains some uncertainty as to how this regulation will be interpreted or implemented. If the CSRC or another PRC regulatory agency subsequently determines that its approval was required, we may face sanctions by the CSRC or another PRC regulatory agency or other actions which could have an adverse effect on our business.

Uncertainties in the PRC legal system may impede our ability to enforce the commercial agreements that we have entered into with Junlong or any arbitral award thereunder and any inability to enforce these agreements could materially and adversely affect our business and operation.

While disputes under the Consulting Agreement with Junlong is subject to binding arbitration before the China International Economic and Trade Arbitration Commission, or CIETAC, in accordance with CIETAC Arbitration Rules, the agreements are governed by PRC law and an arbitration award may be challenged in accordance with PRC law. For example, a claim that the enforcement of an award in our favor will be detrimental to the public interest, or that an issue does not fall within the scope of the arbitration would require us to engage in administrative and judicial proceedings to defend an award. PRC legal system is a civil law system based on written statutes and unlike common law systems, it is a system in which decided legal cases have little value as precedent. As a result, PRC administrative and judicial authorities have significant discretion in interpreting and implementing statutory and contractual terms, and it may be more difficult to evaluate the outcome of administrative and judicial proceedings and the level of legal protection available than in more developed legal systems. These uncertainties may impede our ability to enforce the terms of the Consulting Agreement and the other contracts that we may enter into with Junlong. Any inability to enforce the Consulting Agreement or an award thereunder could materially and adversely affect our business and operation.

Our arrangements with Junlong and the VIE Shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with Junlong and the VIE Shareholders were not entered into based on arm’s length negotiations. Although our contractual arrangements are similar to other companies conducting similar operations in the PRC, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

RISKS RELATED TO DOING BUSINESS IN THE PRC

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law, and any determination that we violated such laws could hurt our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit bribery. We have operations, agreements with third parties and make sales in the PRC, which may experience corruption. Our activities in the PRC create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the United States government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Changes in PRC political or economic situation could harm us and our operating results.

Economic reforms adopted by the PRC government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;
•	Control of foreign exchange;
•	Methods of allocating resources;
•	Balance of payments position;
•	International trade restrictions; and
•	International conflict.

The PRC economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the PRC economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in the PRC. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the PRC economy was similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign invested enterprises in the PRC. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are PRC residents of the PRC and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our PRC operations and our controlled VIE.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in the PRC are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in PRC properties or joint ventures.

Future inflation in the PRC may inhibit our ability to conduct business in the PRC.

            In recent years, the PRC economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in the PRC has been as high as 20.7% and as low as   -2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in the PRC, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in the PRC authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC controlled VIEs, limit our PRC controlled VIEs’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the Registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 9, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the new PRC Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a PRC enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-PRC enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a PRC enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in the PRC; (ii) its financial or personnel decisions are made or approved by bodies or persons in the PRC; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in the PRC; and (iv) ½ directors with voting rights or senior management often resident in the PRC. Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a PRC natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a resident enterprise by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-PRC source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and the PRC, and our PRC tax may not be creditable against our U.S. tax.

The value of our securities will be affected by the currency exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciates against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in the PRC would be reduced.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ stock markets. The quotation of our shares on the OTC Bulletin Board means there is a less liquid market available for existing and potential stockholders to trade shares of our common stock. The limited liquidity could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-in-control.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 50 million shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Item 1B.                Unresolved Staff Comments.

Not applicable.

Item 2.                   Properties.

There is no private land ownership in the PRC. Individuals and companies are permitted to acquire land use rights for specific purposes. We currently do not have any land use rights. Instead we lease most of the property that we need to operate our business from third parties.

Junlong currently leases from an individual Changsheng Hao the office space for its headquarters located at Room 1010, Unit D, Block 1, Yuanjing Garden, Longxiang Road, Zhongxin Cheng, Longgang District, Shenzhen. The lease is from December 1, 2009 to December 31, 2010. The lease has been filed with the House Leasing Management Office of Longgang District, Shenzhen.

Junlong also leases spaces from different entities or individuals for its 36 internet cafés.

No.	Shop	Contract Date	Lease Period		Length	Lessor	Address	Rental Deposit	Rent

1	Bujiqingbo Shop	2006.01.01	2006.01	2012.01	6	Xiaodong Gao	1st Floor No.1 Xiashuijin xincun ,Buji neighbourhood , Longgang District, Shenzhen	$3,831	$1,916
2	Bujiyongtong Shop	2006.09.01	2005.09	2010.09	5	Shenzhen Jiubaishilai Limited	3rd floor, Buji neighbourhood, Yongfa Building Property, Lemin Road ,Longgang District, Shenzhen	$17,093	$8,546
3	Dapengqunpeng Shop	2006.09.01	2006.09	2011.09	5	Zhijun Shao	No.1 east of Dapeng road ,Dapeng neighbourhood, Longgang District, Shenzhen	$2,947	$1,474
4	Henggongsilian Shop	2007.08.01	2007.08	2012.08	5	xuelin Li	2nd floor 11-4 Silian ,Henggang neighbourhood, Henggang District, Shenzhen	$2,947	$1,474
5	Henggangsilian Shop	2007.07.01	2007.07	2014.07	7	Shenzhen Hongfu General Merchandise Ltd.	3rd floor, Hongfu department store, west of Renming road, Kenzi neighbourhood, Shenzhen	$2,947	$1,474
6	Lanmeng Shop	2007.11.01	2007.11	2012.11	5	Xiaoxiong Li	3rd floor, Block C, Xiangfa building , Jihua Road , Buji District, Shenzhen	$4,421	$2,210
7	Lanmeng Shop	2006.02.01	2006.02	2012.02	6	Dezhong Huang	3rd floor, No. 25, Longping East Road Zonghe building , Longgang neighbourhood, Shenzhen	$8,841	$4,421
8	Pengcheng Shop	2007.12.05	2007.12	2012.12	5	Jianjun Shen	3rd floor, Pengcheng 2nd Industrial Area, Pengfei Road ,Dapeng neighbourhood, Shenzhen	$5,894	$2,947
9	Pinghufumin Shop	2007.10.01	2007.10	2012.10	5	Kaitian Science develops Ltd	3rd floor, Hutian Buliding, Fumin Industrial Area, Pinghu community, Pinghu neighbourhood ,Longgang District,Shenzhen	$5,894	$2,947
10	Pinghupengchengyi Shop	2009.01.03	2009.01	2014.01	5	Kailiang Liu	2nd Floor, 12 Fuchengaojiahu Road , LongGang neighbourhood, Shenzhen	$3,831	$1,916
11	Pingshanliulian Shop	2006.02.01	2006.02	2011.02	5	Shenzhen Pingshan Technology Stands	3rd floor, Xichechang,Jinbi Road, Pingshan Distrcit, Shenzhen	$3,536	$1,768
12	Pingshanpinghuan Shop	2006.09.01	2006.09	2011.09	5	Zhiwei Zou	3rd floor, Jianshe Road, Pinghuan community , Pingshan neighbourhood, Shenzhen	$5,305	$2,652
13	Yitongxun Shop	2008.03.01	2008.03	2015.03	7	Shenzhen Hongjingchuntian Real Estate Developement Ltd.	3rd floor, Block 3, Hongjing Spring Garden, Longdong community, Longgang neighbourhood, Shenzhen	$6,483	$3,242
14	Yinghao Shop	2007.12.01	2007.12	2012.12	5	Longgang General Merchandise Ltd.	2nd floor, No.3 Yudujie Road, Longgang neighbourhood, Shenzhen	$3,242	$1,621
15	Yuanhu Shop	2008.02.01	2008.02	2013.02	5	Zhongshen Li	3rd floor, Block B, 50 Xiangxixin Village,Yuanhu Industrial Area,Gaolefu Road, BaoAn District, Shenzhen	$1,768	$884
16	Bujihonghan Shop	2006.08.28	2006.08	2011.08	5	Shenzhen Honghan Industry Ltd	1st&2nd floor, No.28 Honghanhuayuan,Bantian Community, Buji Street,Shenzhen	$2,505	$1,252
17	Bujinanling Shop	2006.02.01	2006.02	2011.02	5	Shenzhen Wanjia General merchandise Ltd.	No.125-134、136,Building 7, Nanlinghuayuan, Nanling Village, Buji Street,Longgang District,Shenzhen	$6,778	$3,389
18	Hengganganliang Shop	2008.11.25	2008.11	2013.11	5	Xiaobo Jiang	2nd floor ,No.72 Anliang,Anliang Community,Henggang Street, Shenzhen	$2,063	$1,031
19	Henggangsongbai Shop	2006.02.01	2006.02	2013.02	7	Shenzhen Longguang Marketplace Development Ltd	3rd floor, First Market, Henggang, Songbo Road, Henggang Street, Shenzhen	$5,305	$2,652
20	Longchengailian Shop	2006.02.01	2006.02	2011.02	5	Longgang Ailian General Merchandise Ltd	3rd floor, No.67 Shenhui Road, Ailian community,Longcheng Street,Longgang District, Shenzhen	$7,368	$3,684
21	Longchenglongxiang Shop	2009.01.05	2009.01	2014.01	5	Longgang Potoubei Economic Development Ltd.	1st floor, Nancunling, Ailian Society, Longcheng Neighbourhood, Longgang District, Shenzhe	$2,947	$1,474
22	Pinghukangtian Shop	2007.12.01	2007.12	2012.12	5	Shenzhen Kangtian Economic Development Ltd.	3rd floor, Kangtian Building, Kaitian Science Park, Futian Industrial Area,Pinghu Street,lomggang district,shenzhen	$4,863	$2,431
23	pinghulantian Shop	2007.11.01	2007.11	2012.11	5	Kaitian Scientific Development Limited	3rd floor, Kangtian Building, Kaitian Science Park, Futian Industrial Area,Pinghu Street,Longgang District,Shenzhen	$4,421	$2,210
24	Yitong Shop	2007.12.01	2007.12	2012.12	5	Sixiang Yang	2nd floor, A1 Building, Feifa Road,Biling community,Pingshan Street,Longgang District,Shenzhen	$6,483	$3,242
25	Fuyuyuan Shop	2008.11.01	2008.11	2013.11	5	Shenzhen Dafanggong Commercial Development Ltd	2nd floor, Building 1,Dafanggong Commerical Street,Pinghu community,Pinghu street,Longgang District,Shenzhen	$3,242	$1,621
26	Biling Shop	2008.11.01	2008.11	2013.11	5	Shenzhen Longgang Renhe General Merchandise Ltd.	3rd floor, Renhebaihuo Building, Biling Community, Pingshan Street,Longgang District,Shenzhen	$2,947	$1,474
27	Junda Shop	2006.02.01	2006.02	2011.02	5	Zhibing Huang	2nd floor, No.134 Hongmian Road,Aobei Community,Henggang Street,Longgang District,Shenzen	$5,305	$2,652
28	Xinwangsu Shop	2007.10.01	2007.10	2012.10	5	Shenzhen Longbi Industry Limited	3rd floor, 1st Commercial Building,Longbi Industrial Area,Bantian Community,Buji Street,Longgang District,Shenzhen	$5,599	$2,800
29	Langman Shop	2010.02.01	2010.02	2015.02	5	Shuangshuang Yi	2nd floor ,12 Jiahu Road,Fuchengao,Longgang District,Shenzhen	$5,157	$2,579
30	Chaosu Shop	2010.02.01	2010.02	2015.02	5	Rong Peng	2nd floor, 1st Block, Jixianghuayuan, Jixiang Road,Central City,Longgang District,Shenzhen	$5,894	$2,947
31	Changyou Shop	2010.03.01	2010.03	2015.03	5	Xing hua Long	2nd floor, Jingxiao Building,Chuangye Road,Nanao Street,Longgang District,Shenzhen	$7,126	$3,563
32	Shuangji Shop	2010.03.10	2010.03	2015.03	5	Haijun Jiang	2nd floor, Kuichong 2nd Market,Zhenxing Road,Kuiyong Street,Longgang District,Shenzhen	$5,231	$2,615
33	Yisu Shop	2010.03.15	2010.03	2015.03	5	Zhuangshou Chen	2nd floor, Haixian Street Market, Nanao Street,Longgang District,Shenzhen	$4,547	$2,274
34	Guangsu Shop	2010.04.01	2010.04	2015.04	5	Huian Luo	2nd floor, No.36 Xinnan Road, Yantian District,Shenzhen	$4,589	$2,294
35	Aimin Shop	2010.04.05	2010.04	2015.04	5	Yunhui Xiong	2nd Floor, Aiminshizhuang Building,Biyadi Roadm Kuichong Neighbourhood, Longgang District,Shenzhen	$5,947	$2,974
36	Qingfeng Shop	2010.04.10	2010.04	2015.04	5	Rongcan Lin	1st floor, No.43 Qingfeng Road,Yantian District,Shenzhen	$5,387	$2,694
37	Office	2010.06.17	2010.08	2012.08	2	Yibaode Telecommunication Technology(Shenzhen) Limited	#2009-2010,4th Building,ZhuoYue Century Centre,FuHua Third Road,FuTian District,Shenzhen,Guangdong Province,PR China	$20,223	$10,112
38	Office 2	2009.10.23	2009.11	2010.11	1	Xuezheng Yuan	No.1 Xinxin Garden, Fangjicun, Xudong Road, Wuchang, Wuhan, Hubei Province, China 430062	$0	$10,000

Item 3.                   Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.                   (Removed and Reserved).

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board trades under the symbol “CUIG.OB,” however there is not currently, and historically there has never been, an active trading market for our common stock, and no information is available for the prices of our common stock.

 Approximate Number of Holders of Our Common Stock

As of  September 10, 2010, there were approximately 119 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividends

Junlong declared a dividend distribution to Dishan Guo, Jinzhou Zeng, Xiaojiang Yang and Xiaofen Wang on December 31, 2008, totaling RMB 20 million (approximately US$2.9 million). Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends within one year. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Registrar and Stock Transfer Agent

Our independent stock transfer agent is Pacific Stock Transfer Company. Its mailing address is 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119. Its phone number is (702) 361-3033.

Penny Stock Regulations

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Repurchase of Equity Securities

None.

Item 6.                   Selected Financial Data

Not Applicable.

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

As of June 30, 2010, we were a start-up stage corporation and had not started operations or generated or realized any revenues from our business operations.  If we needed additional cash and could not raise it, we would either had to suspend operations until we did raise the additional cash, or cease operations entirely.

Our auditor had issued a going concern opinion. This meant that there was substantial doubt that we could continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This was because we had not generated any revenues and no revenues were anticipated until we completed the development of our website, find purveyors of services and products to sell on our website, and find clients to buy our services.

Plan of Operation

Our specific business goal was to profitably sell our services on our internet website to the budget-conscious traveler.   As of June 30, 2010, we were unable to maintain operations.  We were unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, and we were unable to attract enough clients, and had use up our available funds. We believed that we may not satisfy our cash requirements for the next 12 months. We were also not conducting any product research or development.

Accordingly, we entered into a share exchange agreement Classic Bond Development Limited, a British Virgin Islands corporation（“Classic Bond”） and the shareholders of Classic Bond to own all the issued and outstanding capital stock of Classic Bond.  Classic Bond in in turn the parent of Shenzhen Zhonghefangda Internet Technology Co., Limited (“Zhonghefangda”), a PRC company and Zhonghefangda, in turn, controls Shenzhen Junlong Culture Communications Co., Ltd (“Junlong”), our variable interest entity (“VIE”), which holds the licenses and approvals for conducting the internet café business in the PRC.  As a result, we are now, through Junlong, in the business of operating internet cafes in the PRC.

Results of Operations

From Inception on March 14, 2006 to June 30, 2010

During this period we incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name www.chinabizhotel.com.  We have also completed our public offering.

Our net loss from inception to June 30, 2010 is $156,801.  We spent this sum on consulting fees, legal fees, audit and review fees, accounting fees, transfer agent fees and general and administrative expenses.

Liquidity and Capital Resources

As of the date of this report, we had not yet generated any revenues from our business operations.

In March 2006, we issued 4,075,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933  This was accounted for as a sale of common stock. On March 1, 2007, we issued 1,325,000 shares of common stock and raised a total of $132,500 from our public offering.

As of June 30, 2010, our total assets were $3,715 and our total liabilities were $47,975.  As of June 30, 2010, we had only had $382 in cash.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.                   Financial Statements and Supplementary Data.

The financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Form 10-K.

PAULA S. MORELLI CPA P.C.
21 Martha Street
Freeport, N.Y. 11520
Phone/Fax: (516) 378-4258

REPORT OF INDEPENDENT REGISTERED AUDITING FIRM

PAULA S. MORELLI
Certified Public Accountant

To the Board of Directors and Stockholders of
China Unitech Group, Inc.

We have audited the accompanying balance sheets of China Unitech, Inc.(the Company) as of  June 30, 2009 and June 30, 2008, and the related statements of income, stockholders’ equity and cash flows for the years  ended June 30, 2009 and June 30, 2008 and for the period March 14, 2006 (inception date) to June 30, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Unitech Group,Inc. as of June 30, 2009 and June 30, 2008, ,and the results of its operations and its cash flows for each of the years then ended and for the period March 14,2006 (inception date) to June 30,2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paula S. Morelli CPA
Paula S. Morelli CPA P.C.
Freeport, New York
September 11, 2009

Certified Public Accountants  |  280 Kenneth Drive, Suite 100  | Rochester, New York 14623  | 585.427.8900 | EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Unitech Group, Inc.

We have audited the accompanying balance sheets of China Unitech Group, Inc. as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years ended June 30, 2010 and 2009, and for the period since inception (March 14, 2006) to June 30, 2010. China Unitech Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Unitech Group, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period since inception (March 14, 2006) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements these conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

EFP Rotenberg, LLP
Rochester, New York
September 28, 2010

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	June 30,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$382	$2,673
Prepaid rent	3,333	3,333
Total current assets	3,715	6,006
Other assets	-	-
Total assets	$3,715	$6,006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses payable	$5,975	$-
Current portion of due to former majority stockholder	10,000	-
Total current liabilities	15,975	-
Due to former majority stockholder	32,000	10,000
Total liabilities	47,975	10,000

Stockholders' equity:
Preferred stock, $.00001 par value; authorized 100,000,000 shares, issued and outstanding 0 shares	-	-
Common stock, $.00001 par value; authorized 100,000,000 shares, issued and outstanding 6,173,600 and 6,173,600 shares, respectively	62	62
Additional paid-in capital	112,479	112,479
Deficit accumulated during the development stage	(156,801)	(116,535)
Total stockholders' equity	(44,260)	(3,994)
Total liabilities and stockholders' equity	$3,715	$6,006

The accompanying notes are an integral part of these financial statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Operations

			Cumulative
			during the
			Development
			Stage (March 14,
	Year ended	Year ended	2006 to
	June 30, 2010	June 30, 2009	June 30, 2010)

Revenues:	$-	$-	$-

Expenses:
General and administrative	40,266	36,135	156,801
Total expenses	40,266	36,135	156,801
Net income (loss)	$(40,266)	$(36,135)	$(156,801)

Net income (loss) per share,
Basic and diluted	$(0.01)	$(0.01)

Number of common shares outstanding,
Basic and diluted	6,173,600	6,173,600

The accompanying notes are an integral part of these financial statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period March 14, 2006 (Inception)
to June 30, 2010

				Deficit
				Accumulated	Total
	Common Stock,		Additional	During	Stockholders'
	$.00001 par value		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Shares sold to officer and director at $.00001 per share in March 2006	3,350,000	$34	$-	$-	$34
Shares sold at $.00001 per share in June 2006	725,000	7	-	-	7
Net loss for the period March 14, 2006 (inception) to June 30, 2006	-	-	-	(4,041)	(4,041)
Balances, June 30, 2006	4,075,000	41	-	(4,041)	(4,000)
Shares sold in public offering at $.10 per share in February and March 2007, less offering costs of $20,000	1,325,000	13	112,487	-	112,500
Net loss for the year ended June 30, 2007	-	-	-	(13,464)	(13,464)
Balances, June 30, 2007	5,400,000	54	112,487	(17,505)	95,036
Stock dividend on August 24, 2007	21,600,000	216	(216)	-	-
Return and cancellation of stock dividend shares of four largest shareholders on August 24, 2007	(20,826,400)	(208)	208	-	-
Net loss for the year ended June 30, 2008	-	-	-	(62,895)	(62,895)
Balances, June 30, 2008	6,173,600	62	112,479	(80,400)	32,141
Net loss for the year ended June 30, 2009	-	-	-	(36,135)	(36,135)
Balances, June 30, 2009	6,173,600	62	112,479	(116,535)	(3,994)
Net loss for the year ended Jun 30, 2010	-	-	-	(40,266)	(40,266)
Balances, June 30, 2010	6,173,600	$62	$112,479	$(156,801)	$(44,260)

The accompanying notes are an integral part of these financial statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			during the
			Development
			Stage (March 14,
	Year ended	Year ended	2006 to
	June 30, 2010	June 30, 2009	June 30, 2010)

Cash flows from operating activities:
Net income (loss)	$(40,266)	$(36,135)	$(156,801)
Changes in operating assets and liabilities:
Prepaid rent	-	(3,333)	(3,333)
Accounts payable and accrued expenses payable	5,975	(3,930)	5,975
Net cash provided by (used for) operating activities	(34,291)	(43,398)	(154,159)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	132,541
Proceeds from (repayment of) loans payable to former majority stockholder	32,000	10,000	42,000
Public offering costs incurred	-	-	(20,000)
Net cash provided by (used for) financing activities	32,000	10,000	154,541

Net increase (decrease) in cash and cash equivalents	(2,291)	(33,398)	382

Cash and cash equivalents, beginning of period	2,673	36,071	-

Cash and cash equivalents, end of period	$382	$2,673	$382

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

NOTE 1 – ORGANIZATION

China Unitech Group, Inc. (the “Company”) was incorporated in the State of Nevada on March 14, 2006.  Up to July 2, 2010, the Company planned to operate in the online travel business.  A website was planned to offer viewers the ability to book hotel rooms in China and earn the Company booking fees from the respective hotels.

On July 2, 2010 (see Note 7), the Company acquired Classic Bond Development Limited, a British Virgin Islands corporation (“Classic Bond”), in exchange for 19,000,000 newly issued shares of Company common stock, representing approximately 94% of the 20,200,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 4,973,600 shares of common stock held by the Company’s former majority stockholder.

Classic Bond, through its wholly owned subsidiary Shenzhen Zhonghefangda Internet Technology Co. Limited (“Zhonghefangda”), a PRC company, and its variable interest entity Shenzhen Junlong Culture Communications Co., Ltd. (“Junlong”), a PRC company, operates internet cafés in Shenzhen, Guangdong, China.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company has been presented as a “development stage enterprise” in accordance with Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”.  Up to July 2, 2010, the Company’s activities were limited to organizational efforts, obtaining initial financing, completing its public offering, and making periodic filings with the Securities and Exchange Commission (“SEC”). The Company had no revenues from inception to June 30, 2010.

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

Fair value of financial instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses payable, and due to former majority stockholder. The carrying values approximate fair values because of their short maturity.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

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

Net loss per share – Basic and diluted net loss per share has been calculated based upon the weighted average number of common shares outstanding.  For the periods presented, the Company did not have any common stock equivalents outstanding such as stock options or convertible securities.

NOTE 3 – DUE TO FORMER MAJORITY STOCKHOLDER

On March 2, 2009, the Company’s majority stockholder advanced $10,000 to the Company. Under the related loan agreement, the loan was non-interest bearing and was due April 21, 2011. The loan contained certain restrictive covenants, including the Company’s obligation not to declare any dividends without the lender’s prior written consent.

On August 13, 2009, the Company borrowed another $12,000 from its majority stockholder. The loan was non-interest bearing, was due August 13, 2011, and contained restrictive covenants.

On October 23, 2009, the Company borrowed an additional $10,000 from its majority stockholder. The loan was non-interest bearing, was due October 23, 2011, and contained restrictive covenants.

On March 3, 2010, the Company borrowed another $10,000 from its majority stockholder. The loan was non-interest bearing, was due March 2, 2012, and contained restrictive covenants.

On July 2, 2010 (see Note 7), the Company’s majority stockholder forgave the then $42,000 balance due him.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

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

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $53,312 (based on 34% effective tax rate) at June 30, 2010 attributable to the future utilization of the net operating loss carryforward of $156,801 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires $4,041 in 2026, $13,464 in 2027, $62,895 in 2028, $36,135 in 2029 and $40,266 in 2030.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rental agreement – From inception to October 31, 2008, the Company used office space provided by its majority stockholder at no cost to the Company.  On August 31, 2008, the Company executed a Lease Contract with its majority stockholder.  The Lease Contract provided for the rental of this office space to the Company for a one year term commencing November 1, 2008 and ending November 1, 2009 at an annual rent of $10,000 due November 1, 2008 (which was paid in August 2008). On October 23, 2009, the Lease Contract was extended an additional one year to November 1, 2010 at the same annual rent of $10,000 due November 1, 2009 (which was paid in October 2009).

NOTE 7 – SUBSEQUENT EVENTS

On July 2, 2010, the Company’s former majority stockholder forgave the then $42,000 balance due him (see Note 3).

On July 2, 2010, the Company entered into a share exchange transaction with Classic Bond Development Limited, a British Virgin Islands corporation (“Classic Bond”), and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 19,000,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the Company issued and outstanding common stock immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

As a condition precedent to the consummation of the Share Exchange Agreement, on July 2, 2010, the Company’s former majority stockholder cancelled 4,973,600 shares of common stock owned by him.

As described in Note 1, Classic Bond owns Zhonghefangda, a PRC company which controls through contractual agreements Junlong, a PRC company which operates internet cafés in Shenzhen, Guangdong, China. According to audited financial statements provided the Company, Junlong had total assets of $8,704,203 and total stockholders’ equity of $7,049,832 at December 31, 2009. For the years ended December 31, 2009 and 2008, Junlong had revenues of $14,038,931 and $10,107,823, respectively, and net income of $4,388,449 and $3,013,565, respectively.

CHINA UNITECH GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $156,801 at June 30, 2010 and has used significant cash in support of its operating activities raising substantial doubt about the Company's ability to continue as a going concern.  The Company's 2010 cash flow needs were supplemented by shareholder advances.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 9.                   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended  June 30, 2010. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.   The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).    Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s  financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Dishan Guo, the Company’s chief executive officer and chief financial officer. Based on its assessment, the Company’s management believes that, as of June 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B.                Other Information.

None.

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The names of our current officers and directors, as well as certain information about them, are set forth below:

NAME	AGE	POSITION
Dishan Guo	46	Chairman, Chief Executive Officer and Chief Financial Officer
Zhenquan Guo	33	Director
Lei Li	45	Director
Wenbin An	70	Director
Lizong Wang	45	Director

Dishan Guo. Mr. Guo became our Chairman, CEO on July 2, 2010, the day that we consummated our reverse acquisition of Classic Bond. As the founder of our variable interest entity, Shenzhen Junlong Culture Communications Co., Ltd., a PRC company (“Junlong”), Mr. Guo has served as the Managing Director and CEO of Junlong for over 7 years since 2003, responsible for strategic planning of the company’s business and growth and overseeing the operations of the company. He has extensive experience and contact in the industry. He is the executive president of Shenzhen Longgang District Internet Industry Association, which is the associate department of the ministry of culture and sets the internet café industry standards, and a director of Guangdong High-Tech Industry Association. Mr. Guo graduated from Administrative Management Institute in Guangdong province in 1996, holding a college degree in business management. Mr. Guo’s foregoing experience, qualifications, attributes and skills led us to the conclusion that he should serve as a director of our company, in light of our business and structure.  Mr. Guo became our Chief Financial Officer on September 27, 2010.

Zhenquan Guo. Mr. Zhenquan Guo joined our board on August 7, 2010. Mr. Guo joined Junlong in 2003, working in a variety of roles. Since 2006, he has been the Operation Director. He is in charge of the daily operations in the wholly owned internet cafés of Junlong. Over the past five years, he has taken part in all the internet cafe set up and license application tasks and gained extensive experience in the internet cafe industry. Mr. Guo graduated in Gannan Normal University in 2000, majoring in Mathematics and Applied Mathematics. He obtained is master’s degree in marketing from Shenzhen University in 2008. Mr Guo’s foregoing experience, qualifications, attributes and skills led us to the conclusion that he should serve as a director of our company, in light of our business and structure.

Lei Li. Mr. Lei Li joined our board on August 7, 2010. Mr. Li is the founder and managing director of the Boardroom Advisors Company Limited, a Beijing-based financial advisory firm. He is currently also a director of Universal Travel Group, a NYSE-listed company. He served as chief financial officer of Synutra International, Inc., a NASDAQ-listed company, from October 2007 to November 2009. From August 2004 to September 2007, Mr. Li was vice president and chief financial officer of Kasen International Holdings Limited, a public company listed on the Hong Kong Stock Exchange. Prior to that, Mr. Li served as chief financial officer at Eagle Brand Holdings Limited, a company listed on the Singapore Stock Exchange. Mr. Li’s experience also includes serving as a financial controller at the Korean division of Exel Plc, and serving as a senior auditor at Waste Management Inc.’s international department in London. Mr. Li is a fellow member of the Association of Chartered Certified Accountants (ACCA) in the UK. He received a bachelor’s degree in management and engineering from Beijing Institute of Technology, a master’s degree in economics from Renmin University of China, and a master’s degree in accounting and finance from the London School of Economics. Mr. Li’s foregoing experience, qualifications, attributes and skills led us to the conclusion that he should serve as a director of our company, in light of our business and structure.

Wenbin An. Mr. Wenbin An joined our board on August 7, 2010. Mr. An was a diplomatic before retiring in 2002. He was deputy consul general in the PRC Consulate in Los Angeles from 1987 to 1994. In 1995, after returning to Beijing, he served as the Ministry of Foreign Affairs’ Chief of Protocol for seven years, during which time he organized many high profile events, including the Fourth World Conference on Women in Beijing in 2005 and the celebration of the handover of Hong Kong in 1997, and he accompanied PRC leaders in visits to more than 30 foreign countries. Mr. An graduated from Zhongshan University in Guangzhou, where he major in English language. Since retirement, Mr. An has been serving as a business consultant to PRC companies. Mr. An’s foregoing experience, qualifications, attributes and skills led us to the conclusion that he should serve as a director of our company, in light of our business and structure.

Lizong Wang. Mr. Lizong Wang joined the board on August 7, 2010. Mr. Wang currently serves as deputy secretary of China Society for Promotion of The Guangcai Program, a program initiated and implemented by PRC private enterprises to alleviate poverty. He also serves as a strategic advisor and independent director of Universal Travel Group, Shenzhen 3nod Electronics Co., Ltd, and Shenzhen Ruidefeng Pesticide. In addition, he acts as economic consultant to a number of municipalities in the PRC as well as Asan in Korea. Mr. Wang is a frequent lecturer at higher education institutions in the Greater China Region. Mr. Wang’s foregoing experience, qualifications, attributes and skills led us to the conclusion that he should serve as a director of our company, in light of our business and structure.

Except as noted above, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

The company is conducting a search for candidates to serve as chief financial officer but for the time being, Mr. Dishan Guo, our chief executive officer will function as our principal accounting officer.

Family Relationships

Zhenquan Guo, one of our directors, is the nephew of our Chairman and CEO, Dishan Guo. There are no other family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Meetings of Our Board of Directors

During fiscal year ended June 30, 2010, our Board of Directors did not meet. We did not hold an annual meeting in 2009.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committees performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. However, our new management plans to form an audit, compensation and nominating committee in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, our Board of Directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors.

We do not have a charter governing the nominating process. The members of our Board of Directors, who perform the functions of a nominating committee, are not independent because they are also our officers. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Indemnification of Directors and Officers

Section 78.138 of the Nevada Revised Statutes (“NRS”) provides that a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud or a knowing violation of the law.

Section 78.7502 of NRS permits a company to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending or completed action, suit or proceeding if the officer or director (i) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful.

Section 78.751 of NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit or proceeding as they are incurred and in advance of final disposition thereof, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation or bylaws or otherwise.

Section 78.752 of NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses.

Our amended and restated articles of incorporation provide that no director or officer of will be personally liable to us or any of our stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of NRS. In addition, our amended and restated articles of incorporation and bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the NRS by providing that:

•	We shall indemnify its directors and officers, or any person serving at our request, to the fullest extent permitted by the NRS.
•
We may at the discretion of the Board of Directors purchase and maintain insurance on behalf of any person who holds or who has held any position identified in the paragraph above against any and all liability incurred by such person in any such position or arising out of his status as such.

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling the company pursuant to provisions of our articles of incorporation and bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Director Independence

Except for Dishan Guo and Zhenquan Guo, all our other directors are independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Section 16(a) of the Securities Exchange Act of 1934

           As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

Item 11.                 Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table— Fiscal Years Ended June 30, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Total ($)
Dishan Guo,	2010	44,118	44,118
Chief Executive Officer (1)	2009	6,272	6,272
Xuezheng Yuan,	2010	-	-
Former Chief Executive Officer (2)	2009	-	-

(1)
On July 2, 2010, we acquired Classic Bond in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Guo became our Chief Executive Officer and President. Prior to the effective date of the reverse acquisition, Mr. Guo served at Classic Bond’s VIE Junlong as its CEO. The annual, long term and other compensation shown in this table include the amount Mr. Guo received from Junlong prior to the consummation of the reverse acquisition.

(2)	Xuezheng Yuan resigned as our sole officer upon the closing of the reverse acquisition of Classic Bond on July 2, 2010.

Employment Agreements

All of our employees, including Mr. Dishan Guo, our Chief Executive Officer, have executed our standard employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Guo’s employment agreement provides for an annual salary of RMB 300,000 (approximately $44,118).

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to our officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in the PRC to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended June 30, 2010.

Compensation of Directors

During the 2010 fiscal year, no member of our board of directors received any compensation for his services as a director.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of  September 20, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Junlong, 1-D-1010, Yuanjing Park, Long Xiang Road, Long Gang District, Shenzhen, Guangdong Province, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Officers and Directors

Dishan Guo	Chairman and Chief Executive Officer	Common stock, $0.001 par value	12,008,750	59.45%

Xuezheng Yuan(3)	Director	Common stock, $0.001 par value	20,510	0.1%

Zhenquan Guo(4)	Director	Common stock, $0.001 par value	600,020	2.97%

Lei Li(4)	Director	Common stock, $0.001 par value	—	—

Wenbin An(4)	Director	Common stock, $0.001 par value	—	—

Lizong Wang(4)	Director	Common stock, $0.001 par value	100,000	0.50%

All officers and directors as a group (2 persons named above)		Common stock, $0.001 par value	12,008,750	59.45%

5% Security Holders

Dishan Guo		Common stock, $0.001 par value	12,008,750	59.45%

* Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 20,200,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 20, 2010.

(3)	Xuezheng Yuan resigned as our sole officer upon the closing of the reverse acquisition of Classic Bond on July 2, 2010.

(4)	Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang joined our board of directors on August 7, 2010.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since the beginning of our 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•
On June 11, 2010, Zhonghefangda entered into the Management and Consulting Services Agreement with Junlong, pursuant to which Zhonghefangda agreed to provide management and consulting services to the VIE in exchange for service fees up to 100% of the VIE’s aggregate net profits during the term of the agreement.

•
On June 11, 2010, Zhonghefangda entered into the Option Agreement with Junlong and the VIE Shareholders, whereby the VIE and the VIE Shareholders granted Zhonghefangda an exclusive, irrevocable option to purchase all or part of their equity interests in Junlong.

•
On June 11, 2010, Zhonghefangda entered into the Equity Pledge Agreement with Junlong and the VIE Shareholders, whereby the VIE Shareholders have pledged their entire equity interest in the VIE to Zhonghefangda. The equity interests are pledged as collateral to secure the respective obligations of the VIE and the VIE Shareholders under the Management and Consulting Services Agreement, the Option Agreement and the Voting Rights Proxy Agreement.

•
On June 11, 2010, Zhonghefangda entered into the Voting Rights Proxy Agreement with the VIE and the VIE Shareholders. The agreement requires the VIE Shareholders to grant and entrust Zhonghefangda with all of the voting rights as shareholders of the VIE for the maximum period of time permitted by law.

•
On July 2, 2010, we entered into a cancellation agreement with certain shareholders, namely, Xuezheng Yuan, First Prestige, Inc., Shuihua Cheng, Catalfa Holdings, Inc. and JD Infinity Holdings, Inc., whereby these shareholders agreed to the cancellation of 4,973,600 shares of our common stock owned by him. At the time he entered into the Cancellation Agreement, Mr. Yuan was our sole director and officer.

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Except for Dishan Guo and Zhenquan Guo, all our other directors are independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14.                 Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2010	$3,500	EFP Rotenberg, LLP

2010	$8,750	Paula S. Morelli, CPA, P.C.

2009	$0	EFP Rotenberg, LLP

2009	$8,750	Paula S. Morelli, CPA, P.C.

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A are:

2009 Junlong’s Audit	$90,000

2010 Q1 Junlong Review	$10,000

2010 Q2 Junlong Review	$10,000

Tax Fees

For the Company’s fiscal years ended June 30, 2010 and 2009, we were not billed by our principal accountants for professional services rendered for tax compliance, tax advice, and tax planning.

PART V

Item 15.                 Exhibits, Financial Statement Schedules

Exhibit No.	Description

2.1*	Form of Share Exchange Agreement, dated July 2, 2010, among the Company, Classic Bond Development Limited and its shareholders.

3.1**	Articles of Incorporation of the Company

3.2**	Bylaws of the Company

3.3***	Amended and Restated Bylaws, adopted on July 30, 2010

4.1*	Form of Cancellation Agreement, dated July 2, 2010, among the Company and certain shareholders.

4.2**	Specimen Stock Certificate

10.1*	Management Consulting Service Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.2*	Equity Pledge Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.3*	Option Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.4*	Proxy Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.5*	English Translation of Employment Agreement, dated April 1, 2009, between Junlong and Tu Fan.

10.6*	English Translation of Form of Non-disclosure and Non-competition Agreement, dated March 11, 2010, between Junlong and its employees.

10.7*	English Summary of Loan Agreement, dated October 23, 2009, between Junlong and Shenzhen Branch of China Construction Bank.

10.8*	English Summary of Guaranty Contract of Maximum Amount, dated October 23, 2009, between Dishan Guo and Shenzhen Branch of China Construction Bank.

10.9*	English Summary of Purchase Agreement, dated June 7, 2010, between Junlong and Shenzhen SEG Industrial Investment Co., Ltd.

10.10*	English Summary of Lease Contract, dated September 1, 2006, between Junlong and Zou Zhiwei.

10.11*	English Summary of Lease Contract, dated December 15, 2009, between Junlong and Hao Changsheng

10.12	Lease contract re: No. 1 Xinxin Garden, Fangjicun, Xudong Road, Wuchang, Wuhan, Hubei Province, China 430062 between the Company and Xuezheng Yuan.

14.1****	Code of Ethics

21*	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to our current report on Form 8-K filed with the SEC on July 9, 2010.

** Incorporated by reference to our Registration Statement on Form SB-2 filed on August 30, 2006.

* **Incorporated by reference to our current report on Form 8-K filed with the SEC on August 3, 2010.

* ***Incorporated by reference to our annual report on Form 10-K filed with the SEC on June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA UNITECH GROUP, INC.

/s/ Dishan Guo
By: Dishan Guo
Title: Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Dishan Guo	September 28, 2010
Dishan Guo
Title: Chairman and Chief Executive Officer

/s/ Zhenquan Guo	September 28, 2010
Zhenquan Guo
Title: Director

/s/ Lei Li	September 28, 2010
Lei Li
Title: Director

/s/ Wenbin An	September 28, 2010
Wenbin An
Title: Director

/s/ Lizong Wang	September 28, 2010
Lizong Wang
Title: Director