Form 10-Q
period 2010-09-30
China Unitech Group, Inc.
filed 2010-11-15
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 000-52832

CHINA UNITECH GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0500738 (I.R.S. Employer Identification No.)

1-D-1010 Yuanjing Park, Long Xiang Road, Long Gang District, Shenzhen, Guangdong Province P.R.C. (Address of principal executive offices)	518117 (Zip Code)

011-86-755-2894-3820
 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 12, 2010, there are 20,200,000 shares of $0.00001 par value common stock issued and outstanding.

FORM 10-Q
CHINA UNITECH GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHINA UNITECH GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

CHINA UNITECH GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets - at September 30, 2010 - unaudited and December 31, 2009	F-1

Condensed Consolidated Statements of Income and Comprehensive Income - unaudited	F-2

Condensed Consolidated Statements of Stockholders’ Equity - unaudited	F-3

Condensed Consolidated Statements of Cash Flows - unaudited	F-4

Notes to Condensed Consolidated Financial Statements - unaudited	F-5 - F-18

CHINA UNITECH GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$6,409,048	$3,061,856
Restricted cash	1,679,581	1,645,411
Rental deposit	255,163	144,504
Equipment deposit	-	81,217
Inventory	208,050	204,971
Total current assets	8,551,842	5,137,959

Property and equipment, net	5,802,798	3,572,696
Intangible assets, net	197,589	-
Total assets	$14,552,229	$8,710,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term loan	$449,296	$146,259
Accounts payable	80,859	33,979
Deferred revenue	659,600	775,985
Payroll and payroll related liabilities	154,888	124,390
Income and other tax payables	986,316	525,470
Accrued expenses	132,974	43,126
Amount due to director	240,625	5,162
Acquisition consideration payable	92,564	-
Total current liabilities	2,797,122	1,654,371

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 0 share issued and outstanding)	-	-
Common stock ($0.00001 par value, 100,000,000 shares authorized, 20,200,000 and 19,000,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively) (6,173,600 equivalent shares outstanding as of December 31, 2009)	202	190
Additional paid-in capital	1,628,417	1,373,484
Statutory reserves	718,744	718,744
Retained earnings	8,967,200	4,752,871
Accumulated other comprehensive income	440,544	210,995
Total stockholders’ equity	11,755,107	7,056,284

Total liabilities and stockholders’ equity	$14,552,229	$8,710,655

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA UNITECH GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	For The Three Months Ended		For The Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Revenue	$5,840,453	$3,617,873	$14,142,866	$10,417,633

Cost of revenue
Depreciation	442,104	331,588	1,132,103	944,775
Salary	342,695	201,586	831,226	588,123
Rent	306,243	206,545	748,723	608,256
Utility	397,630	351,489	1,111,843	1,009,105
Business tax and surcharge	1,381,435	855,433	3,344,906	2,463,347
Others	260,197	194,275	629,068	625,476
	3,130,304	2,140,916	7,797,869	6,239,082

Gross profit	2,710,149	1,476,957	6,344,997	4,178,551

Operating Expenses
General and administrative expenses	75,906	36,395	351,888	114,732
Reorganizational expenses	435,086	-	435,086	-
Total operating expenses	510,992	36,395	786,974	114,732

Income from operations	2,199,157	1,440,562	5,558,023	4,063,819

Non-operating income (expenses)
Interest income	1,827	452	4,287	811
Interest expenses	(2,402)	-	(7,115)	-
Other expenses	(10)	(93)	(43)	(252)
Total other income (expenses)	(585)	359	(2,871)	559

Net income before income taxes	2,198,572	1,440,921	5,555,152	4,064,378
Income taxes	572,302	291,158	1,340,823	788,198
Net income	$1,626,270	$1,149,763	$4,214,329	$3,276,180

Other comprehensive income
Foreign currency translation	209,872	13,261	229,549	8,793
Comprehensive income	$1,836,142	$1,163,024	$4,443,878	$3,284,973

Basic and diluted earnings per share	0.08	0.06	0.22	0.17

Basis and Diluted weighted average Common Stock outstanding	20,186,957	19,000,000	19,400,000	19,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA UNITECH GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserves	Earnings	income	Equity
Balance at December 31, 2008 (1)	19,000,000	$190	$1,367,032	$399,802	$683,364	$202,037	$2,652,425
Contributed capital by existing shareholders	-	-	6,452	-	-	-	6,452
Transfers to statutory reserves	-	-	-	318,942	(318,942)	-	-
Net income for the year	-	-	-	-	4,388,449	-	4,388,449
Foreign currency translation difference	-	-	-	-	-	8,958	8,958
Balance at December 31, 2009 (1)	19,000,000	$190	1,373,484	718,744	$4,752,871	$210,995	$7,056,284

Reorganization for reverse merger	6,173,600	62	3,271	-	-	-	3,333
Cancellation of commons stock	(4,973,600)	(50)	50	-	-	-	-
Contributed capital by existing shareholders	-	-	251,612	-	-	-	251,612
Net income for the period	-	-	-	-	4,214,329	-	4,214,329
Foreign currency translation difference	-	-	-	-	-	229,549	229,549
Balance at September 30, 2010	20,200,000	$202	$1,628,417	$718,744	$8,967,200	$440,544	$11,755,107

(1) See footnote 1 regarding the recapitalization of Classic Bond Development Limited

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA UNITECH GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For The Nine Months Ended
	September 30
	2010	2009
Cash flows from operating activities
Net income	$4,214,329	$3,276,180
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,161,497	964,444
Amortization	14,601	-
Changes in operating assets and liabilities:
Rental deposit	(81,776)	(6,723)
Inventory	1,156	(134,592)
Accounts payable	45,374	10,708
Amount due to director	231,668	(148,493)
Payroll and payroll related liabilities	27,431	(38,333)
Accrued expenses	82,094	9,782
Deferred revenue	(130,200)	124,994
Income and other tax payable	442,125	(415,925)
Net cash provided by operating activities	6,008,299	3,642,042

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,696,834)	(1,215,347)
Acquisition of cafes	(635,233)	-
Net cash used in investing activities	(3,332,067)	(1,215,347)

Cash flows from financing activities
Cash acquired from reverse merger	1,442	-
Issuance of shares for cash	251,612	-
Proceeds from short term loan	300,000	-
Net cash provided by financing activities	553,054	-

Effect of foreign currency translation on cash and cash equivalents	117,906	4,442

Net increase in cash	3,347,192	2,431,137

Cash- beginning of period	3,061,856	1,112,646

Cash- end of period	$6,409,048	$3,543,783

Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$7,115	$-
Income tax paid	$1,051,472	$671,288

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Summary of Assets Acquired from Acquisitions:
Net Property and Equipment	$499,776	$-
Other Current Assets	15,678	-
Intangible Assets	207,964	-
Net Assets Acquired	$723,418	$-

Transfer of equipment deposits paid in property and equipment	$83,811	$-
Acquisition payable	$90,610	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

1.	Organization, Recapitalization and Nature of Business

China Unitech Group, Inc. (“China Unitech”)

China Unitech Group, Inc. ( “the Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on March 14, 2006. The Company was a development company from incorporation to June 30, 3010. On July 2, 2010, the Company has successfully closed a share exchange transaction with the shareholders of Classic Bond Development Limited, a British Virgin Islands corporation (“ Classic Bond”). The Company will operate through its variable interest entities in China to execute the current business plan of those affiliates which involves the operation of a chain of China-based internet cafes.

Recapitalization of Classic Bond Development Limited

On July 2, 2010, the China Unitech Group, Inc. (“China Unitech”), entered into a share exchange transaction with Classic Bond Development Limited, a British Virgin Islands corporation (“Classic Bond”), and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, the China Unitech acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 19,000,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the 20,200,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 4,973,600 shares of common stock held by the Company’s former majority stockholder. The business, assets and liabilities did not change as a result of the reverse acquisition.

This share exchange transaction resulted in those shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Classic Bond as the accounting acquirer and China Unitech as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of Classic Bond whereby Classic Bond is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of China Unitech. The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented.

Accordingly, all references to common shares of Classic Bond’s common stock have been restated to reflect the equivalent number of China Unitech’s common shares. In other words, the 2,000,000 Classic Bond shares outstanding are restated as 20,200,000 common shares, as of July 2, 2010. Each share of Classic Bond is restated to 10.10  shares of China Unitech.

The book value of  the net assets that for accounting purposes, were deemed to have been acquired by Classic Bond from China Unitech, as of the date of acquisition (July 2, 2010) were $3,333.

During the recapitalization, the Company incurred restructuring expenses of $300,000, related legal and professional fee of $ 129,033 and the interest expenses of $6,053 related to the short term loan for paying restructuring expenses. All of these expenses amounting to $435,086 in total which recorded as reorganizational expenses in statement of income.

Classic Bond Development Limited (“Classic Bond”)

Classic Bond Development Limited was incorporated on November 2, 2009 in the British Virgins Islands (“BVI”) with 50,000 authorized common stock with no par value. On November 2, 2009, 50,000 common stock at $0.129 (HK$1) each were issued for cash at $6,452 (HK$50,000) to several shareholders including Mr. Guo Dishan who is the 65% equity interest shareholder and the sole director of the Company.

On  June 23, 2010, the Company further issued 1,950,000 shares of common stock to 42 individuals to raise fund of $84,093 (HK$651,721) for 651,721 shares and 1,308,954 shares associated with the reorganization of the Company at a value of $167,519 (HK$1,308,954) which is reflected as contributed capital by existing shareholders of Junlong and the total amount was $251,612. At September 30, 2010 and December 31, 2009, the issued and outstanding of Common Stock were 2,000,000 and 50,000 shares.

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
1. Organization and Nature of Business  - Continued

Classic Bond Development Limited (“Classic Bond”) - Continued

Classic Bond is in the business of operations of internet café, throughout the Lungang District of Shenzhen in Province of Guangdong of People’s Republic of China (“PRC”).  The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary of the Company located in the PRC: Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) and (b) an entity located in the PRC: Shenzhen Junlong Culture Communication Co., Ltd. (“Junlong’), which is controlled by the Company through contractual arrangements between Zhonghefangda and Junlong, as if Junlong were a wholly-owned subsidiary of the Classic Bond.

Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”)

Zhonghefangda , Classic Bond’s wholly-owned subsidiary, was incorporated in People’s Republic of China (“PRC”) on June 10, 2010 with registered capital of $129,032 (HK$1 million). Zhonghefangda is engaged in provision of management and consulting services.

On June 11, 2010, to protect the Company’s shareholders from possible future foreign ownership restrictions, Zhonghefangda and Junlong entered into a series of agreements. Under these agreements Zhonghefangda obtained the ability to direct the operations of Junlong and to receive a majority of the residual returns. Therefore, management determined that Junlong became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) ASC 810-10 and Zhonghefangda was determined to be the primary beneficiary of Junlong. Accordingly, beginning June 11, 2010, Zhonghefangda is able to consolidate the assets, liabilities, results of operations and cash flows of Junlong in the financial statements. Because the legal representatives and ultimate major stockholder of Zhonghefangda and Junlong is the same person, Mr. GouDishan, Zhonghefangda and Junlong were deemed, until June 11, 2010, to be under the common control.

On June 10, 2010, Classic Bond formed Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) and Mr. GouDishan is the legal representative of Zhonghefangda and thereafter Zhonghefangda becomes a wholly owned subsidiary of Classic Bond and the whole reorganization is completed.

Exclusive Management and Consulting Agreement

On June 11, 2010, Zhonghefangda signed exclusive management and consulting services agreement with Junlong. Pursuant to the agreement, Zhonghefangda agreed to provide management and consulting services to Junlong, upon request, in connection with the operation of the Business. The agreement provides that Junlong will compensate Zhonghefangda in consideration for its right to receive the aggregate net profit of Junlong for a period of twenty (20) years and for succeeding periods of the same duration until terminated by both parties under agreed conditions.  Zhonghefangda will reimburse to Junlong the full amount of any net losses incurred by Junlong during the term of this agreement. As a result of entering into the exclusive management and consulting agreement, Zhonghefangda should be deemed to control Junlong as a Variable Interest Entity and should be consolidated in the accompanying financial statements.

Shenzhen Jun Long Culture Communication Co., Ltd. (“Junlong”),

Junlong  is a Chinese enterprise organized in the People’s Republic of China (“PRC”) on December 26, 2003 in accordance with the Laws of the People’s Republic of China with the registered capital of $0.136 million (equivalent to RMB 1 million). In 2001, the Chinese government imposed higher capital (RMB10 million for regional internet café chain and RMB50 million for national internet café chain) and facility requirements for the establishment of internet cafes. On August 19, 2004, Junlong was granted approval from Shenzhen Municipal People’s Government to increase its registered capital by $1,230,500 from $136,722 to $1,367,222 million (increased by RMB 9 million, from RMB 1 million to RMB 10 million)  The capital verification process has been completed.

In 2005, Junlong obtained internet cafe licenses of operating internet café chain from the Ministry of Culture, and opened the internet first cafe in April, 2006 and our members can access the internet at our venues. We started our internet cafes in 2006 and we opened 10 internet cafes in 2006, 3 internet cafes opened in 2007, 10 internet cafes opened in 2008,  5 internet cafes opened in 2009,  12  internet cafes were opened in  the first nine months of 2010. In addition, we acquired 2 cafes in April 2010, 1 cafe in July 2010 and as a result, we now own 43 internet cafes within the Longgang District of Shenzhen.

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

2.	Summary of Significant Accounting Policies

(a)	Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

(b)	Principle of consolidation

The condensed consolidated financial statements include the accounts of China Unitech Group Inc., Classic Bond Development Limited, Zhonghefangda and the VIE-Junlong. All significant intercompany balances and transactions have been eliminated in the consolidation. The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and 2008.  The Company follows the same accounting principles in the preparation of the interim consolidated financial statements.

Results of operations for the interim periods are not indicative of annual results.

(c)	Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates

Significant Estimates
These financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to depreciation of property, plant and equipment, the valuation allowance for deferred taxes, impairment testing of long-lived assets and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

(d)	Revenue recognition

Internet café members purchase prepaid IC cards which include stored value that will be deducted based on time usage of computer at the internet cafe. Revenues derived from the prepaid IC cards at the internet café are recognized when services are provided. This is based upon the usage of computer time at the internet cafe.  Outstanding customer balances in the IC cards are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrement to customer balances.   There is no expiration date for IC cards.

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks.  Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers.  During the three months ended September 30, 2010 and 2009, the commission income was $46,195 and $30,216, less than 1% of total revenue.  During the nine months ended September 30, 2010 and 2009, the commission income was $113,417 and $86,287, less than 1% of total revenue.

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

2.     Summary of Significant Accounting Policies - Continued

(e)	Cost of goods sold

Cost of goods sold consists primarily of depreciation of Café computer equipment and hardware, overhead associated with the internet cafes, including rental payments, utilities, business tax and surcharge. Companies in China are generally subject to business tax and related surcharges by various local tax authorities at rates ranging from 5% to 6% on gross revenue generated from internet cafés.

(f)	Credit risk

The Company may be exposed to credit risk from its cash at bank.  An allowance has been considered for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment. No allowance is considered necessary for the period.

(g)	Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

(h)	Restricted cash

At September 30, 2010 and December 31, 2009, restricted cash of $1,679,581 and $1,645,411(equivalent to RMB11,250,000) represented cash held by two escrow agents on behalf of the company for registered capital and operating cash flow purposes of two new subsidiary companies to be established in Yiwu city, Zhejiang province and Anshun city, Guizhou province.

(i)	Inventory

Inventory represented the IC cards we purchased from IC cards manufacturer. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

(j)	Fair Value of Financial Instruments

FASB accounting standard requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts payable, short-term loans, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations.

(k)	Equipment Deposits

The Company prepaid the equipments deposits to the computer suppliers for purchase of computer and equipments for the new internet cafes.

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

2.     Summary of Significant Accounting Policies - Continued

(l)	Property, plant and equipment

Property, plant and equipment, comprising computer equipment and hardware, leasehold improvements, office furniture and vehicles and are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Estimated Useful Lives
Leasehold improvement	Lesser of term of the lease or the estimated useful lives of the assets
Café computer equipment and hardware	5 years
Café furniture and fixtures	5 years
Office furniture, fixtures and equipments	5 years
Motor vehicles	5 years

(m)	Intangible Assets

Our intangible assets consist of definite-lived assets subject to amortization such as Business License and Customer Lists. The useful lives of the Business License is 9 to 15 years and we amortized the customer lists by 5 years. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the useful lives of the related intangible assets.

(n)	Deferred Revenue

Deferred revenue represents amounts from the IC cards that are unused balance. The Outstanding customer balances are $659,600 and $775,985 as at September 30, 2010 and December 31, 2009 and are included in deferred revenue on the balance sheets.

(o)	Comprehensive income

The Company follows the FASB’s accounting standard. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

(p)	Income taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes.  Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date.  Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end.  A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

(q)	Consolidation of Variable Interest Entities

According to the requirements of Statement of Financial Accounting Standards No. 810-10, “Variable interest Entities”, the company has evaluated the economic relationships of its wholly owned subsidiary, Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) with Junlong and has determined that it is required to consolidate Zhonghefangda  and Junlong pursuant to the rules of FASB ASC Topic 810-10. Therefore Junlong is considered to be a VIE, as defined by FASB ASC Topic 810-10, of which Classic Bond is the primary beneficiary. Classic Bond, as mentioned above, will absorb a majority of the economic risks and rewards of all of these VIEs that are being consolidated in the accompanying financial statements.

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

2.     Summary of Significant Accounting Policies - Continued

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	9/30/2010	9/30/2009
Year end RMB : USD exchange rate	6.6981	6.8376
Nine months average RMB : USD exchange rate	6.8164	6.8425

	12/31/2009	12/31/2008
Year end RMB : USD exchange rate	6.8372	6.8542
Average yearly RMB : USD exchange rate	6.8409	6.9623

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

(s)	Post-retirement and post-employment benefits

The Company contributes to a state pension plan in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

(t)	Earnings per Share (EPS)

Earnings per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There is no dilution factor occurred during the period, the basic EPS equals diluted EPS.

(u)	Retained earnings-appropriated

In accordance with the relevant PRC regulations and the Company’s PRC articles of association, Junlong is required to allocate their respective net income to statutory surplus reserve.

(v)	Statutory surplus reserve

In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company, Junlong is required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

2.     Summary of Significant Accounting Policies - Continued

(w)	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

3.	Business Acquisitions

Acquisition of Langman internet café on April 6, 2010 and Chaosu internet café on April 16, 2010.

The Company acquired property, plant and equipment, other current assets and intangible assets of Langman internet café on April 6, 2010 and Chaosu internet café on April 16, 2010 for total gross consideration amount of $497,457 (RMB3,400,000) and the company settled all of the amount in July 28, 2010. The intangible assets are comprised of business licenses. In accordance with the purchase method of accounting, the estimated fair market value of these assets has been included in the consolidated financial statements from the date of acquisitions.

All intangible and tangible assets acquired, based on their appraised fair values, were as follows:

Property, plant, and equipment	$346,003
Other current assets	10,973
Intangible assets	140,481

Net assets acquired	$497,457

Acquisition of Gai Nian Shi Kong internet café on July 1, 2010.

The Company acquired property, plant and equipment, other current assets and intangible assets of Langman internet café on July 1, 2010 for total gross consideration amount of $231,409 (RMB1,550,000). The intangible assets are comprised of business licenses. In accordance with the purchase method of accounting, the appraised fair market value of these assets has been included in the consolidated financial statements from the date of acquisitions.

For the three months ended September 30, 2010, the Company paid $138,845 (RMB930,000) of the purchase consideration of $231,409 (RMB1,550,000) and the balance of $92,564 (RMB620,000) recorded under current liabilities of acquisition consideration payable. This amount was settled on October 29, 2010.

All intangible and tangible assets acquired, based on their appraised fair values, were as follows:

Property, plant, and equipment	$157,489
Other current assets	4,819
Intangible assets	69,101

Net assets acquired	$231,409

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

4.  Cash

Cash is summarized as follows:

	September 30,	December 31,
	2010	2009
Cash at bank	$6,261,594	$2,975,991
Cash in hand	147,454	85,865
	$6,409,048	$3,061,856

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents (Note 2).  As of September 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

5.  Restricted Cash

	September 30,	December 31,
Bank deposits held by:	2010	2009
Mr. Fangrong, Zheng – Anshun city of Guizhou province	$933,101	$914,117
Mr. Jinping Zeng - Yiwu city of Zhejiang province	746,480	731,294
	$1,679,581	$1,645,411

At September 30, 2010 and December 31, 2009, the restricted cash represented bank deposits of $ 1,679,581 (equivalent to RMB11,250,000) held by two escrow agents on behalf of the company for registered capital and operating cash flow purposes of two new subsidiary companies to be established in Anshun city, Guizhou province and Yiwu city, Zhejiang province.

6. Equipment Deposit

Equipment deposit consists of:

	September 30,	December 31,
	2010	2009
Equipment deposit for purchase computers	$-	$81,217

7. Inventory

Inventory consists of:

	September 30,	December 31,
	2010	2009
Purchased IC cards	$208,050	$204,971

There was no allowance made for obsolete or slow moving inventory as of September 30, 2010 and December 31, 2009.

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

8.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2010	2009
Leasehold improvement	$3,026,707	$2,388,938
Café computers equipments and hardware	5,463,354	3,333,037
Café furniture and fixtures	1,387,803	858,846
Office furniture, fixtures and equipments	47,801	21,117
Motor vehicle	249,708	94,072
	$10,175,373	$6,696,010
Less: Accumulated depreciation	(4,417,215)	(3,169,385)
Property and equipment in service, net	5,758,158	3,526,625
Construction in progress	44,640	46,071
Property and equipment, net	$5,802,798	$3,572,696

During the three months ended September 30, 2010, depreciation expenses amounted to $457,120, of which $442,104 and $ 15,016were recorded as cost of sales and general and administrative expense, respectively.

During the three months ended September 30, 2009, depreciation expenses amounted to $338,679, of which $331,588 and $7,091 were recorded as cost of sales and general and administrative expense, respectively.

During the nine months ended September 30, 2010, depreciation expenses amounted to $1,161,497, of which $1,132,103 and $ 29,394 were recorded as cost of sales and general and administrative expense, respectively.

During the nine months ended September 30, 2009, depreciation expenses amounted to $964,444, of which $944,775 and $ 19,669 were recorded as cost of sales and general and administrative expense, respectively.

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

9.  Intangible Assets

Intangible assets are summarized as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Business License	$93,889	$-
Customer Lists	118,559	-
	212,448	-
Less: Accumulated Amortization	14,859	-
Total	$197,589	$-

During the three months ended September 30, 2010, amortization expenses amounted to $8,802 and $ 0 respectively.

During the nine months ended September 30, 2010, amortization expenses amounted to $14,601 and $ 0 respectively.

Estimated amortization for the next five years and thereafter is as follows:

Year ending December 31,
Remainder of 2010	$8,964
2012	35,857
2013	35,857
2014	35,857
2015	35,857
Thereafter	45,197
$197,589

10.  Short Term Loan

The short term loan due within one year as of September 30, 2010 and December 31, 2009 consist of the following:

			September 30,	December 31,
			2010	2009
Bank	Loan Period	Interest rate
China Construction Bank	October 27, 2009 to October 25, 2010	6.372%	$149,296	$146,259
Shenzhen Yuzhilu Aviation Service Co., Ltd.	July 1, 2010 to October 1, 2010	8.000%	300,000	-
			$449,296	$146,259

On October 27, 2009, the Company entered into a loan agreement with China Construction Bank for $149,296 (RMB1,000,000) which was secured by director’s guarantee. The annual interest rate is 6.372% and is due on October 25, 2010.

On July 1, 2010, the Company entered into a loan agreement with Shenzhen Yuzhilu Aviation Service Co., Ltd.  for $300,000. The annual interest rate is 8.000% and is due on October 1, 2010.  The Company settled such loan on October 8, 2010.

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

 11.  Due To A Director

	September 30,	December 31,
	2010	2009
Mr. Guo Di Shan, a director of the Company	$240,625	$5,162

The amount due to Mr. Guo Di Shan is unsecured with no stated interest or repayment terms.

12.  Income and Other Tax Payables

Income and other tax payables consist of the following:

	September 30,	December 31,
	2010	2009

Business tax payable	$399,924	$240,015
Income tax	580,304	280,027
Withhold individual income tax payable	1,887	2,907
Other tax payables	4,201	2,521
Total	$986,316	$525,470

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

13.  Income Tax

The Company incorporated in PRC is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws.  Junlong was charged a tax rate of 20% of its taxable income in 2009 and 22% in 2010.

The Company uses the liability method, where deferred tax assets and liabilities are determined  based on the expected future tax consequences of temporary differences between the carrying amounts of assets and  liabilities for financial and income tax reporting  purposes.  There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2010. As approved by the relevant tax authority in the PRC, Junlong’s income tax rates will be 24% for 2011 and thereafter.

The income tax provision consists of the following:

	September 30, 2010	September 30, 2009
Current	$1,340,823	$788,198
Deferred	-	-
	$1,340,823	$788,198

The Company applied the provisions of ASC 740.10.50, ”Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. ASC 740.10.50 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740.10.50 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the statements of operation. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

As of September 30, 2010, the Company is subject to potential audit by the PRC tax bureau for three years afterwards. As of September 30, 2010 and 2009, the Company did not accrue any interest and penalties in connection with ASC 740.10.50.

14.  Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The compensation expense related to this plan, which is calculated at a range of 8% of the average monthly salary.  The compensation expense was $2,538 and $1,668 for the three months ended September 30, 2010 and 2009, respectively. The compensation expense was$5,469 and $4,636 for the nine months ended September 30, 2010 and 2009, respectively.

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

15.  Commitments and Contingencies

Operating Leases

In the normal course of business, the Company leases office space and internet cafes under operating leases agreements, which expire through 2014. The Company rents internet cafes venues and office space, primarily for regional sales administration offices that are conducive to administrative operations. The operating leases agreements generally contain renewal options that may be exercised in the Company’s discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

As of September 30, 2010, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2010	$335,533
2011	1,185,466
2012	949,734
2013	664,605
2014	563,764
2015	160,285
$3,859,387

During the three months ended September 30, 2010, rent expenses amounted to $ 308,482, of which $306,243 and $2,239 was recorded as cost of sales and general and administrative expense, respectively.

During the three months ended September 30, 2009, rent expenses amounted to $208,738, of which $206,545 and $2,193 was recorded as cost of sales and general and administrative expense, respectively.

During the nine months ended September 30, 2010, rent expenses amounted to $765,392, of which $748,723 and $16,669 was recorded as cost of sales and general and administrative expense, respectively.

During the nine months ended September 30, 2009, rent expenses amounted to $614,833, of which $608,256 and $6,577 was recorded as cost of sales and general and administrative expense, respectively.

Incorporation of Two New Subsidiary Companies

The Company is committed to establish two new subsidiary companies, which are located in Yiwu city, Zhejiang province and Anshun city, Guizhou province with the investment of approximately $2.195 million (equivalent to RMB15 million) each, with total of $4.39 million as registered capital and operating cash flow purposes. The registered capital of each subsidiary company will be $0.439 million (RMB3,000,000).  As of September 30, 2010 and December 31, 2009, the Company paid approximately $1.6 million (RMB11.25 million) in total to two escrow agents and the amounts were recorded under restricted cash.

Upon the establishment of the two subsidiary companies, the two escrow agents will be appointed as the General Manager of the two subsidiary companies. The Company is committed to pay a monthly salary of approximately $1,100 (RMB7,500) plus 3% of the net income of the respective subsidiary companies as bonus.

CHINA UNITECH GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

16. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting greater than 10% of net sales for the three months and nine months ended September 30, 2010 and 2009.

At September 30, 2010 and December 31, 2009, there was one supplier of consignment snacks and drinks with amount of $75,0378 and $33,979 respectively which accounted for 58% and 100% of the Company’s account payable.

17.  Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 10.  Other financial assets and liabilities do not have material interest rate risk.

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi.  In the opinion of the directors, the Company does not have significant foreign currency risk exposure.

Company’s operations are substantially in foreign countries

Substantially all of the Company’s services are provided in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

The Chinese government began tightening its regulation of internet cafes since 2001. In particular, a large number of unlicensed internet cafes have been closed. In addition, the Chinese government has imposed higher capital (RMB10,000,000 for regional internet café chain is required and RMB50,000,000 for national internet café chain) and facility requirements for the establishment of internet cafes. Furthermore, the Chinese government’s policy, which encourages the development of a limited number of national and regional internet cafe chains and discourages the establishment of independent internet cafes, may slow down the growth of internet cafes. Recently, the Ministry of Culture, together with other government authorities, issued a joint notice suspending the issuance of new internet cafe chain licenses. Any intensified government regulation of internet cafes could restrict our ability to maintain and expand our internet cafes.

Currently, the Company uses only one internet service provider.  However, there are other internet service providers available to the Company.  The management of the Company believes that the risk of loss of internet services is not that high because of other service providers available to the Company.

18. Segment Information

The Company applies the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company views its operations and manages its business as one segment: the operation of internet café chain. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance.  The Company operates predominantly in one geographical area, the PRC.

19.  Subsequent Event

The Company evaluated subsequent events through the time of issuance of the financial statements. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate a chain of 43 Internet Cafés in Shenzhen, Guangdong, China. We provide top quality internet café facilities and are the largest internet café chain in Shenzhen.

We provide internet access at reasonable prices to students and migrant workers. Although we sell snacks, drinks, and game access cards, over 95% of our revenue comes from selling access time to our computers.

For the fiscal year ended December 31, 2009, our revenue was $14,038,931 and our net profit was $4,388,449, representing an increase of 38.89% and 45.62%, respectively, from the previous fiscal year. For the three months ended September 30, 2010, our revenue was $5,840,453 and our net profit was $1,626,270, an increase of 61.43% and 41.44%, respectively, from the corresponding period of 2009. As of September 30, 2010, we have 510 employees.

Because our recent operations have been limited to the operations of Junlong, the discussion below of our performance is based upon the unaudited financial statements of Junlong for the three-month periods ended September 30, 2010 and 2009 and the audited financial statements of Junlong for the years ended December 31, 2009 and 2008, which are included in this report.

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•
Improved Disposable Income. As Shenzhen Government is increasing the minimum wage, migrant workers who are our major customers will have more disposable income. We are expecting the inflow of migrant workers to contribute to our revenue growth.

•
Continued Internet Café Use. Our business may be adversely affected with increased home computer and home console ownership. However, the home computer and console penetration rate is relatively low in China as compared to that of America and Europe. In addition, young people in China prefer internet cafes to home computers. We expect the preference will continue and provide us sustainable business.

Recent Developments

On July 2, 2010, we completed a reverse acquisition transaction through a share exchange with Classic Bond and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Classic Bond, in exchange for 19,000,000 shares of our common stock, which shares constituted 94% of our issued and outstanding shares on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Classic Bond became our wholly-owned subsidiary and the former shareholders of Classic Bond, became our controlling stockholder. See “Corporate Structure and History – Our Corporate History and Background – Acquisition of Classic Bond” above for more information regarding Classic Bond, its subsidiary and controlled VIE.

Upon the closing of the reverse acquisition, Xuezheng Yuan, our sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held with immediate effect and from his position as our sole director effective 10 days after mailing of the Information Statement. Also upon the closing of the reverse acquisition, our board of directors increased its size from one to five members and appointed Dishan Guo, Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang to fill the vacancies created by the resignation of Xuezheng Yuan and such increase. Mr. Dishan Guo's appointment became effective upon closing of the reverse acquisition, while the remaining appointments will become effective on the tenth day following our mailing of the Information Statement to our stockholders. In addition, our executive officers were replaced by the Classic Bond executive officers upon the closing of the reverse acquisition as indicated in more detail below.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition, with Classic Bond as the acquirer and China Unitech as the acquired party.

In April, 2010, we acquired two new cafes in Longgang district. Lanman internet cafe opened On 6th April, which has 231 computers with 10 employees; Chaosu internet cafe opened on 16th April , which has 240 computers with 14 employees, in July, 2010, we acquired one new cafes in Baoan district, Gainianshikong internet cafe opened on 11th July, which has 214 computers with 10 employees. In the first nine months of 2010, we opened 12 internet cafes, as a result, we have 43 internet cafes located in Shenzhen City.

Taxation

United States

China Unitech is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we had no taxable income for 2009 and 2008.

British Virgin Islands

Classic Bond was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

China

Zhonghefangda is subject to payment of a 5% business tax on its revenue.

Junlong was subject to an 18% Enterprise Income Tax, or EIT in 2008, 20% in 2009, and 22% in 2010.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. In addition, under the EIT Law, we may be deemed to be a “resident enterprise,” as discussed in “Risk Factors – Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

We incurred income taxes of $572,302 for the period ended September 30, 2010, which is $281,144 or 96.56% more than the taxes we incurred in the same period in 2009. It was due to revenue increase because business expansion. The increase was also caused by the increase of income tax rate from 20% in 2009 to 22% in 2010. We incurred income taxes of $1,068,262 for the year ended December 31, 2009, an increase of $461,210 or 63.83% from the taxes we incurred in the same 2008 period, which were $652,052. This increase in taxes was due to new internet cafes opened and income tax rate rise from 18% in 2008 to 20% in 2009.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA UNITECH GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

	For The Three Months Ended				For The Nine Months Ended
	September 30				September 30
	2010	2009	Comparison		2010	2009	Comparison
Revenue	$5,840,453	$3,617,873	2,222,580	61.43%	$14,142,866	$10,417,633	3,725,233	35.76%

Cost of revenue
Depreciation	442,104	331,588	2,116	0.48%	1,132,103	944,775	187,328	19.83%
Salary	342,695	201,586	141,109	70.00%	831,226	588,123	243,103	41.34%
Rent	306,243	206,545	99,698	48.27%	748,723	608,256	140,467	23.09%
Utility	397,630	351,489	46,141	13.13%	1,111,843	1,009,105	102,738	10.18%
Business tax and surcharge	1,381,435	855,433	526,002	61.49%	3,344,906	2,463,347	881,559	35.79%
Others	260,197	194,275	174,322	203.00%	629,068	625,476	3,592	0.57%
	3,130,304	2,140,916	989,388	46.21%	7,797,869	6,239,082	1,558,787	24.98%

Gross profit	2,710,149	1,476,957	1,233,192	83.50%	6,344,997	4,178,551	2,166,446	51.85%

Operating Expenses
General and administrative expenses	75,906	36,395	39,511	108.56%	351,888	114,732	237,156	206.70%
Reorganizational expenses	435,086	-			435,086	-

Total operating expenses	510,992	36,395	474,597	1304.02%	786,974	114,732	672,242	585.92%

Income from operations	2,199,157	1,440,562	758,595	52.66%	5,558,023	4,063,819	1,494,204	36.77%

Non-operating income (expenses)
Interest income	1,827	452	1,375	304.20%	4,287	811	3,476	428.61%
Interest expenses	-2,402	-	-2,402		-7,115	-
Other expenses	-10	-93	83	-89.25%	-43	-252	209	-82.94%

Total other income (expenses)	-585	359	-944	-262.95%	-2,871	559	-3,430	-613.60%

Net income before income taxes	2,198,572	1,440,921	757,651	52.58%	5,555,152	4,064,378	1,490,774	36.68%
Income taxes	572,302	291,158	281,144	96.56%	1,340,823	788,198	552,625	70.11%

Net income	$1,626,270	$1,149,763	476,507	41.44%	$4,214,329	$3,276,180	938,149	28.64%

Other comprehensive income
Foreign currency translation	209,872	13,261	196,611	1482.63%	229,549	8,793	220,756	2510.59%
Comprehensive income	$1,836,142	$1,163,024	673,118	57.88%	$4,443,878	$3,284,973	1,158,905	35.28%

Basic and diluted earnings per share	0.08	0.06			0.22	0.17

Basis and Diluted weighted average Common Stock outstanding	20,186,957	19,000,000	1,186,957	6.25%	19,400,000	19,000,000	400,000	2.11%

As a Percentage of Sales Revenue

Revenue, net	100.00%	100.00%			100.00%	73.66%

Cost of revenue
Depreciation	7.57%	9.17%			8.00%	9.07%
Salary	5.87%	5.57%			5.88%	5.65%
Rent	5.24%	5.71%			5.29%	5.84%
Utility	6.81%	9.72%			7.86%	9.69%
Business tax and surcharge	23.65%	23.64%			23.65%	23.65%
Others	4.46%	5.37%			4.45%	6.00%

Gross profit	46.40%	40.82%			44.86%	40.11%

Operating Expenses

Total operating expenses	8.75%	1.01%			5.56%	1.10%

Income from operations	37.65%	39.82%			39.30%	39.01%

Non-operating income (expenses)
Interest income	0.03%	0.01%			0.03%	0.01%
Interest expenses	-0.04%				-0.05%
Other expenses	0.00%	0.00%			0.00%	0.00%

Total other income (expenses)	-0.01%	0.01%			-0.02%	0.01%

Net income before income taxes	37.64%	39.83%			39.28%	39.01%
Income taxes	9.80%	8.05%			9.48%	7.57%

Net income	27.84%	31.78%			29.80%	31.45%

Other comprehensive income
Foreign currency translation	3.59%	0.37%			1.62%	0.08%
Comprehensive income	31.44%	32.15%			31.42%	31.53%

Comparison of Three Months Ended September 30, 2010 and 2009

Revenue. Our revenue is generated from sales of prepaid IC cards. Sales revenue increased $2,222,580, or 61.43%, to $5,840,453 for the three months ended September 30, 2010 from $3,617,873 for the same period in 2009. The increase was mainly because of the revenue generated by the new cafes opened in 2010.

Cost of Revenue. Our cost of sales is primarily comprised of the costs of our facilities, computers, accessories, utilities, labor and overhead. Our cost of sales increased $989,388, or 46.21%, to $3,130,304 for the three months ended September 30, 2010 from $2,140,916 during the same period in 2009. The increase was mainly attributable to increase of labor cost and utility expenses in the first three months of 2010 as compared to the same period in 2009.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $1,233,192, or 83.50%, to $2,710,149 for the three months ended September 30, 2010 from $1,476,957 for the same period in 2009. Gross profit as a percentage of sales revenue was 46.40% for the three months ended September 30, 2010, as compared to 40.82% during the same period in 2009. The improvement of our gross profit margin was mainly attributable to computer usage increase in the first three months of 2010 as compared to the same period in 2009.

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased $39,511, or 108.56%, to $75,906 for the three months ended September 30, 2010 from $36,395 for the same period in 2009. The increase was mainly attributable to expenses of listing company.

Our reorganizational expenses increased $435,086 from $0 for the three months ended September 30, 2010 for the same period in 2009, the increase was mainly attributable to the amount occurred in the set up of VIE structure and the purchase of shell company.

Non-operating Expenses. Our Non-operating expenses increased $944, to $585 for the three months ended September 30, 2010 from $359 operating income for the same period in 2009. In the 2010 period, we incurred interest expenses of $2,402 on the RMB 1 million (approximately $147,058) loan from China Construction Bank Shenzhen Branch, while in the 2009 period we received interest income of $452 from bank balances.

Income before Income Taxes. Income before income taxes increased $757,651, or 52.58%, to $2,198,572for the three months ended September 30, 2010 from $1,440,921 for the same period in 2009. The increase of income before income tax was mainly attributable to business expansion. Income before income taxes as a percentage of sales revenue dropped to 37.64% for the three months ended September 30, 2010, as compared to 39.83% for the same period in 2009 due to the occurrence of reorganizational expenses described above.

Income Taxes. Our income taxes increased to $572,302 during the three months ended September 30, 2010 from $291,158 during the same period in 2009.

Net Income. Our net income increased $476,507, or 41.44%, to $1,626,270 during the three months ended September 30, 2010 from $1,149,763 during the same period in 2009, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenue. Sales revenue increased $3,725,233, or 35.76%, to $14,142,866 for the nine months ended September 30, 2010 from $10,417,633 for the same period in 2009. The increase was mainly because of the revenue generated by the new cafes opened in 2010.

Cost of Revenue. Our cost of sales increased $1,558,787, or24.98%, to $7,797,869 for the nine months ended September 30, 2010 from $6,239,082 during the same period in 2009. The increase was mainly attributable to increase of labor cost and business tax and surcharge in the first nine months of 2010 as compared to the same period in 2009.

Gross Profit. Our gross profit increased $2,166,446, or 51.85%, to $6,344,997 for the nine months ended September 30, 2010 from $4,178,551 for the same period in 2009. Gross profit as a percentage of sales revenue was 44.86% for the nine months ended September 30, 2010, as compared to40.11% during the same period in 2009. The improvement of our gross profit margin was mainly attributable to computer usage increase in the first nine months of 2010 as compared to the same period in 2009.

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased $237,156, or 206.70%, to $351,888 for the nine months ended September 30, 2010 from $114,732 for the same period in 2009. The increase was mainly attributable to expenses of listing company.

Non-operating Expenses. Our Non-operating expenses increased $3430, to $2871 for the nine months ended September 30, 2010 from $559 operating income for the same period in 2009. In the 2010 period, we incurred interest expenses of $7,115 on the RMB 1 million (approximately $147,058) loan from China Construction Bank Shenzhen Branch, while in the 2009 period we received interest income of $811 from bank balances.

Income before Income Taxes. Income before income taxes increased $1,490,774, or 36.68%, to $5,555,152 for the nine months ended September 30, 2010 from $4,064,378 for the same period in 2009. The increase of income before income tax was mainly attributable to business expansion. Income before income taxes as a percentage of sales revenue increased to 39.28% for the three months ended September 30, 2010, as compared to 39.01% for the same period in 2009 due to the factors described above.

Income Taxes. Our income taxes increased to $1,340,823 during the nine months ended September 30, 2010 from $788,198 during the same period in 2009.

Net Income. Our net income increased $938,149, or 28.64%, to $4,214,329 during the nine months ended September 30, 2010 from $3,279,180 during the same period in 2009, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $6,409,048 and restricted cash of $1,679,581. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Nine Months Ended		Fiscal Year Ended
	September 30,		December 31,
	2010	2009	2009	2008
Net cash provided by (used in) operating activities	$6,008,299	$3,642,042	$4,781,464	$4,945,741
Net cash used in investing activities	(3,332,067)	(1,215,347)	(2,988,697)	(1,518,823)
Net cash provided by (used in) financing activities	553,054	0	146,180	(2,872,635)
Effect of Foreign currency translation on cash and cash equivalents	117,906	4,442	3,811	42,865
Net cash flows	3,347,192	2,431,137	1,942,758	606,148

Operating Activities

Net cash provided by operating activities was $6,008,299 for the three months ended September 30, 2010, as compared to $3,642,042 net cash provided by operating activities for the same period in 2009. The change was mainly attributable to increase in income tax payable and amount due to a director for advances made by the director

Investing Activities

Net cash used in investing activities was $3,332,067 for the three months ended September 30, 2010, as compared to $1,215,347 net cash used in investing activities for the same period in 2009. The change was mainly attributable to acquisition of cafes and leasehold improvement.

Financing Activities

Net cash provided by financing activities was $553,054 in 3 months ended September 30, 2010, as compared to $0 net cash used in financing activities in the same period in 2009. The change was mainly due to shareholder’s capital contribution and proceeds from short term loan.

On July 1, 2010, the company entered into a loan agreement with Shenzhen Yuzhilu Aviation Service Co., Ltd for $300,000 for purchasing the shell company. This loan will mature on October 1, 2010.

As of September 30, 2010, we had a one-year loan, extended by China Construction Bank Shenzhen Branch, in the principal amount of $149,296 outstanding. This loan will mature on October 25, 2010.

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, after receiving the aggregate proceeds from our planned capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

We are party to a Loan Agreement with China Construction Bank Shenzhen Branch entered into in October 2009 for a loan of RMB 1 million (approximately $149,296).

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Revenue recognition

Internet café members purchase prepaid IC cards which include stored value that will be deducted based on time usage of computer at the internet cafe. Revenues derived from the prepaid IC cards at the internet café are recognized when services are provided. This is based upon usage of computer time at the internet cafe. Outstanding customer balances in the IC cards are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrement to customer balances. There is no expiration date for IC cards.

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers.

Cost of goods sold

Cost of goods sold consists primarily of depreciation of Café computer equipment and hardware, overhead associated with the internet cafes, including rental payments, utilities, business tax and surcharge. Companies in China are generally subject to business tax and related surcharges by various local tax authorities at rates ranging from 5% to 6% on gross revenue generated from internet cafés.

Credit risk

The Company may be exposed to credit risk from its cash at bank. An allowance has been considered for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment. No allowance is considered necessary for the period.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Restricted cash

At September 30, 2010, restricted cash of $1,679,581 represented cash held by two escrow agents on behalf of the company for registered capital and operating cash flow purposes of two new subsidiary companies to be established in Yiwu city, Zhejiang province and Anshun city, Guizhou province.

Inventory

Inventory represented the IC cards we purchased from IC cards manufacturer. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

Fair Value of Financial Instruments

FASB accounting standard requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts payable, short-term loans, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations.

Property, plant and equipment

Fixed assets, comprising computer equipment and hardware, leasehold improvements, office furniture and vehicles and are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Estimated Useful Lives
Leasehold improvement	Lesser of term of the lease or the estimated useful lives of the assets
Café computer equipment and hardware	5 years
Café furniture and fixtures	5 years
Office furniture, fixtures and equipments	5 years
Motor vehicles	5 years

Deferred Revenue

Deferred revenue represents amounts from the IC cards that are unused balance. The Outstanding customer balances are $659,600 and $775,985 as at September 30, 2010 and in the same period in 2009 and are included in deferred revenue on the balance sheets.

Comprehensive income

The Company follows the FASB’s accounting standard. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

Income taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	3 months ended September 30, 2010	2009
Year end RMB : USD exchange rate	6.6981	6.8372
Average yearly RMB : USD exchange rate	6.8164	6.8409

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Post-retirement and post-employment benefits

The Company contributes to a state pension plan in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

Earnings per Common Share

Earnings of $0.08 per share has been calculated based on the weighted average number of 20,186,957 shares outstanding during the period compared to $0.06 earnings per share calculated based on the weighted average number of 19,000,000 shares.

Retained earnings-appropriated

In accordance with the relevant PRC regulations and the Company’s PRC articles of association, Junlong is required to allocate their respective net income to statutory surplus reserve.

Statutory surplus reserve

In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company, Junlong is required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

Recently issued accounting pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and non-authoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted and applied the provisions of the ASC for the Company’s fiscal year ended December 31, 2009, and have eliminated references to pre-ASC accounting standards throughout the financial statements. The adoption of the ASC did not have a material impact on the Company’s financial statements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. There are moderate impacts on our business during major national holidays such as the Spring Festival and National Day. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We currently do not hold or use any derivative or other financial instruments that expose us to substantial market risk and we have no foreign exchange contracts.

We are exposed to foreign exchange risk arising from fluctuations in the exchange rate between U.S. Dollars and Renminbi. Our operations are located in the People’s Republic of China and substantially all of our revenues and assets are denominated in Renminbi. However our reporting currency is the U.S.Dollar and some of our expenses are denominated in U.S. Dollars. As a result, our financial results are potentially subject to the impact of changes in value between U.S. Dollars and Renminbi. If the Renminbi depreciates relative to the U.S. Dollar, the value of our revenues, earnings and assets as reported in our financial statements will decline.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our  third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A. Risk Factors

 There have not been any material changes to the Company’s risk factors from our Annual Report on Form 10-K/A on October 27, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
1	31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA UNITECH GROUP, INC.

Date: November 15, 2010	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)