Form 10-K
period 2010-12-31
China Internet Caf? Holdings Group, Inc.
filed 2011-03-31
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____________________________________________

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2010 to December 31, 2010

Commission file number: 000-52832

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0500738
State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#2009-2010, 4th Building, ZhuoYue Century Centre, FuHua third Road, FuTian District, Shenzhen, Guangdong Province, People’s Republic of China	518048
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-755-2894-3820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

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
☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2010was approximately $18,232,434 (9,116,217 shares of common stock held by non-affiliates) based upon the closing price of $2.00 per share of common stock as quoted by OTC Bulletin Board on March 18, 2011

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 4, 2011 there are 21,124,967shares of common stock, par value $0.00001 issued and outstanding.

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

PART I

Item 1.	Business.

Our Corporate Structure

China Internet Café Holdings Group, Inc. (“we”, “us”, or the “Company”) is a Nevada holding company for our direct and indirect subsidiaries in the British Virgin Islands (“BVI”) and the People’s Republic of China (“PRC”). We own all of the issued and outstanding capital stock of Classic Bond, a BVI corporation. Classic Bond is a holding company that owns 100% of the outstanding capital stock of Shenzhen Zhonghefangda Internet Technology Co., Limited (“Zhonghefangda”), a PRC company.

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

Junlong was incorporated in the PRC in December 2003. It obtained its license to operate internet cafés in 2005. We control the VIE through a series of contractual arrangements. These contracts include a Management and Consulting Services Agreement, an Option Agreement, an Equity Pledge Agreement, and a Voting Rights Proxy Agreement. The Management and Consulting Services Agreement, dated June 11, 2010, is between our indirect, wholly owned subsidiary, Zhonghefangda, and our VIE. The rest of the agreements, also dated June 11, 2010, are among Zhonghefangda, our VIE and its shareholders. These contracts are summarized below. Please also refer to the full text of the contracts, which are filed as exhibits to this report.

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

*Contractual agreements consisting of a management and consulting service agreement, equity pledge agreement, option agreement and proxy agreement, which allow the Company to control Junlong.

Our Corporate History

We were incorporated under the name China Unitech Group, Inc. in the State of Nevada on March 14, 2006. From our office in China, we planned to operate in the online travel business using the website www.chinabizhotel.com. The website was planned to offer viewers the ability to book hotel rooms in China and earn us booking fees from the respective hotels. However, we did not engage in any operations and were dormant from our inception until our reverse acquisition of Classic Bond on July 2, 2010. As a result of the reverse acquisition, we ceased to be a shell company on July 2, 2010.

Acquisition of Classic Bond

On July 2, 2010, we completed a reverse acquisition transaction through a share exchange with Classic Bond and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Classic Bond, in exchange for 19,000,000 shares of our common stock, which shares constituted 94% of our issued and outstanding shares on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Classic Bond became our wholly owned subsidiary and the former shareholders of Classic Bond, became our controlling shareholders. The share exchange transaction with Classic Bond was treated as a reverse acquisition, with Classic Bond as the acquirer and China Internet Café Holdings Group, Inc. as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Classic Bond and its consolidated subsidiaries.

Upon the closing of the reverse acquisition, Xuezheng Yuan, our sole director and officer, submitted a resignation letter pursuant to which he resigned, with immediate effect, from all offices that he held and from his position as our sole director that became effective on the August 13 2010, ten days following the mailing by us of an information statement to our stockholders complying with the requirements of Section 14f-1 of the Exchange Act (the “Information Statement”). Also upon the closing of the reverse acquisition, our board of directors increased its size from one to five members and appointed Dishan Guo, Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang to fill the vacancies created by the resignation of Xuezheng Yuan and such increase. Mr. Dishan Guo's appointment became effective upon closing of the reverse acquisition, while the remaining appointments became effective on August 13, 2010, the tenth day following our mailing of the Information Statement to our stockholders. In addition, our executive officers were replaced by the Classic Bond executive officers upon the closing of the reverse acquisition as indicated in more detail below.

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

On July 2, 2010, our board of directors approved a change in our fiscal year end from June 30 to December 31, which was effectuated in connection with the reverse acquisition transaction described above.

On January 20, 2011, China Internet Café Holdings Group, Inc. (the “Company”) filed with the Nevada Secretary of State an amendment to its Amended and Restated Articles of Incorporation to give effect to a name change from “China Unitech Group, Inc.” to “China Internet Café Holdings Group, Inc.” The Amended and Restated Articles of Incorporation were approved by our board of directors on July 30, 2010 and were approved by a stockholder holding 59.45% of our outstanding common stock by written consent on July 30, 2010.  In connection with the name change, on January 25, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”) requesting a name change from “China Unitech Group, Inc.” to “China Internet Café Holdings Group, Inc.” as well as an OTC voluntary symbol change from “CUIG” to “CICC.” These changes became effective on February 1, 2011. Our common stock began trading under the Company’s new name on the Over-the Counter Bulletin Boards on Tuesday, February 1, 2011 under our new trading symbol “CICC”.

On February 16, 2011, the Company filed with the Secretary of State of Nevada a Certificate of Designation, Preferences and Rights for the 5% Series A Convertible Preferred Stock (the “Certificate of Designation”) as an amendment to its Articles of Incorporation.  Capitalized terms not defined herein shall have the meaning ascribed to them in the Certificate of Designation.

For each outstanding share of Series A Preferred Stock, dividends shall be payable quarterly, at the rate of 5% per annum, on or before each date that is thirty days following the last day of each June, September, December and March of each year.  Dividends on the Series A Preferred Stock shall accrue and be cumulative from and after the date of the initial issuance of the Series A Preferred Stock.

Upon liquidation of the Company, holders of Series A Preferred Stock are entitled to be paid, prior to any distribution to any holders of common stock, or any other class or series of stock issued hereafter or junior to the Series A Preferred Stock, an amount equal to $1.35 per share plus the amount of any accrued but unpaid dividends thereon, as of the date of liquidation (the “Series A Liquidation Preference Amount”).

Each share of Series A Preferred Stock at the option of the holder may be convertible into a number of fully paid and nonassessable shares of Common Stock equal to the quotient of (i) the Series A Liquidation Preference Amount divided by (ii) the Conversion Price in effect as of the date of the Conversion Notice.

Until conversion, the Preferred Stock shall have no voting rights other than with respect to matters that may adversely affect the rights of the holders of the Series A Preferred Stock.

The description of the Series A Preferred Stock above is qualified in its entirety by reference to a copy of the Certificate of Designation attached to this Annual Report on Form 10-K.

On February 22, 2011, in connection with a security purchase agreement between the Company and the investors identified on Exhibit A thereto (collectively, the “Investors”), we closed a private placement of approximately $6.4 million from offering a total of 474,967 units (the “Units”) at a purchase price of $13.50 per Unit, each consisting of:(i) nine shares of the Company’s 5% Series A Convertible Preferred Stock, par value $0.00001 per share (the “Preferred Shares”), convertible on a one to one basis into nine shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”); (ii) one share of Common Stock; (iii) two three-year Series A Warrants (the “Series A Warrants”),each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants (the “Series B Warrants”), each exercisable for the purchase of one share of Common Stock, to purchase one share of Common Stock, at an exercise price of $3.00 per share.

Business Overview

We operate a chain of 46 internet cafés in Shenzhen, Guangdong, PRC that are generally open 24 hours a day, seven days a week. We provide top quality internet café facilities and we believe we are the largest internet café chain in Shenzhen. We provide internet access at reasonable prices to students and migrant workers. Although we sell snacks, drinks, and game access cards, over 95% of our revenue comes from selling access time to our computers. We sell internet café memberships to our customers. Members purchase prepaid IC cards (a pocket-sized card with embedded integrated circuits that can be used for identification, authentication, data storage and application processing), which include stored value that will be deducted based on time usage of a computer at the internet café. The cards are only sold at our cafés. We deduct the amount that reflects the access time used by a customer when the customer’s IC card is inserted into the IC card slot on the computer.

Our Industry

Background on Internet Cafés in the PRC

Internet cafés have been booming in the PRC in the recent years. According to the "Survey of China Internet Café Industry" by the Ministry of Culture in 2005, the PRC had 110,000 internet cafés, with more than 1,000,000 employees and contributing RMB 18,500,000,000 to China's GDP. According to an article entitled “China Surpasses U.S. in Number of Internet Users” written by David Barboza on the New York Times July 26, 2008 issue, the number of internet users in the PRC reached about 253 million in June 2008, thereby, putting China ahead of the United States as the world’s biggest internet market. According to the research conducted by China Internet Network Information Center(CNNIC) in March 2011, the amount of internet users in China in 2009 was 385 million, 135 million of which (35.1%) surf the internet via internet cafes.  By the end of 2010, the amount of internet users in China reached 457 million, 35.7% of which surf the internet via internet cafes.  It is clear that internet cafés have been a fast growing segment of the Chinese internet market.

The internet café market in the PRC, like most places worldwide, originally started out simply as a location to access the internet. However, PRC internet cafés have changed into full service entertainment centers where people can relax outside work and home. These cafés provide services that are vastly different from the internet cafés initially established in the PRC. They provide decent facilities at a reasonable fee, with specific configuration for online games and audio visual entertainment. They are a source of cost effective entertainment for low-income earners who cannot afford computers, game consoles or an internet connection, such as migrant workers and students. In internet cafés, customers have access to popular online games and can either socialize or entertain themselves. Players gather together in internet cafés for games such as World of Warcraft (WOW) and Call to Arms, played either with their friends in the café or with users across the globe.

Due to tightened regulations on the operations of internet cafés, there are currently around 81,000 internet cafés in the PRC (Source: “Internet café ban call draws Chinese hacker wrath”. AFP 3 Mar 2010. http://www.google.com/hostednews/afp/article/ALeqM5gJus4tWVAaeWI8IoS-n238PYpFjw).The largest chain has over 1,000 locations. There are currently 10 chains which have licenses to operate nationally.

Computer Gaming Industry in China

According to Pearl Research, a business intelligence and consulting firm, the PRC online game market rose 63% in 2008 to $2.8 billion, rose 36% in 2009 to $3.8 billion, and rose 26% in 2010 to $4.8 billion. Given the relatively low rate of computer ownership in the PRC as compared to Western countries, internet cafés have become the primary distribution point for games in the PRC. A substantial number of game players access online games through internet cafés and these players are crucial for survival of internet cafés. The chart below shows the robust revenue growth of online game companies from 2003 to 2010.

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

Table 1 Major Internet Company Revenues
	2010 Q4 Revenue
Company	Million US$	YOY	Net Profit	%Net	Market Cap
Tencent Q3	$5,277	55.10%	$2,168.0	41.18%	$49,230
Shanda	$174	-13.70%	$55.4	31.84%	$1,653
Netease	$254	30.77%	$108.0	42.43%	$5,926
ChangYou	$92	30%	$47.8	52.13%	$1,966
Giant	$56	33.40%	$35.0	62.72%	$1,802
Perfect World Q3	$98	12%	$31.9	32.42%	$1,019
Kingsoft Q3	$35	-6.95%	$12.9	37.12%	$597
NetDragon Q3	$19	-15%	$0.4	2.21%	$283
DragonCity Q2	$3.7	-0.91%	$0.5	0.1351%	$188
Total	$5,959		$2,459.96		$62,664

(Source: I Research. “China Online Game Quarterly Research Report” Jan 2011. )

Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in and to capitalize on growth in the internet café market in the PRC:

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

•
Government and Industry Relations. We have developed an excellent working relationship with the government that has assisted us to better comply with internet café related laws and regulations and to understand regulatory trends in our industry. Our CEO and CFO, Mr. Dishan Guo, is the executive president of Shenzhen Longgang District Internet Industry Association. This association is an associated department of the Ministry of Culture and sets the internet café industry standards. As a result of his involvement, Mr. Guo gains valuable insight into new standards and may also have the opportunity to influence industry standards.

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

•
We will seek to grow by improving our company structure. To optimize our resources and operations, we plan to improve our company structure so that 20% of our internet cafés will be large stores, each with 300 or more computers mainly focusing on movies, high-end games and entertainment; 50% of cafés will be medium stores with 150 to 300 computers and a few movie suites focusing on high-end games; 10% of cafés will be small stores in the developed cities to spread our reputation with 100 to 150 computers. In order to penetrate the less developed cities, we want to open 20% of our stores in those cities. Our mission is to set up internet cafés all over the PRC to become a real national chain and the industry leader, and we have begun to implement these plans in the first quarter of 2011.

•
We will seek to grow by location selection. Running internet cafés is a retail business. Internet cafés are located in highly populated areas so as to attract customers. Junlong’s internet cafés are located at busy and well attended areas such as industrial zones and business quarters. We conducted market research in Sichuan, Guizhou, and Yunan provinces and Chonqing municipalities in March2011. As a result of this market research, we have identified the university areas in Sichuan and Chongqing, the residential areas and business quarters in Yunan and Guizhou as prime areas for the establishment of internet cafés. Our future expansion in the south-western region will be built on the basis of these locations beginning with Guizhou in the second quarter of 2011, Yunnan in the fourth quarter of 2011, and Sichuan in the year 2012.

Use of Prepaid IC Cards

Internet café members purchase prepaid IC cards which include stored value that is deducted based on time usage of a computer at the internet café. The cards are only sold at our cafés. We deduct from the stored value amount to reflect customer usage when the customers’ IC cards are inserted into the IC card slot on the computer. Revenues derived from the prepaid IC cards at the internet café are recognized when services are provided. Below is our IC card sample.

Outstanding customer balances on the IC cards are included in deferred revenue on the balance sheets. We do not charge any service fees that cause a decrease in customer balances.

The basic membership comes with the IC card and costs RMB 10 (approximately $1.52) on top of the initial credits deposited. Members receive a discount (e.g. RMB 50 (approximately $7.60) deposit gets RMB 60 (approximately $9.12) credit in the IC card). There is no expiration date for IC cards, but money deposited into the IC cards is not refundable.

Software on the Computers

We have on average 239 computers in each location and a total of 10,989 computers for the 46 cafés as of March 23, 2011. We install more than 100 online games on each of our computers. We also provide movies, music and online chatting software. We use Microsoft Word compatible software called “WPS,” which is a freeware provided by Kingsoft, a Chinese software company, so that we do not pay for the higher priced Microsoft Office license.

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

Franchising

We own all of our cafés.  However, beginning in 2012 we anticipate utilizing a modified franchise model as well.  We expect that our franchisees will pay the startup costs for a new internet café.   After the initial investment, we will select the location and staff and provide the staff with intensive training to run the café.   Once the café becomes operational, our employees will run the café and provide management support.  We expect the franchisee to be more akin to an investor than an owner/operator.  We will pay the franchisee a percentage of the café’s profit for providing the funds necessary to open the café and operate it.

Our Customers

Our customers are individuals who come into the location to surf the internet and/or play online games with their friends locally and remotely with individuals around the world.

Internet café users are mainly young males with low incomes, mainly migrant workers. At our cafés, migrant workers are provided a convenient channel at low cost to communicate with their families and friends. For example, VOIP (Voice over IP) service at the café is much cheaper than any other telecommunications method. Low income earners can arrange a time to chat online with their friends and families in their home cities.

We estimate that at our internet café approximately 50% of computer time is spent on gaming, 30% for other entertainment (e.g. online chatting, online movies, or online music); and 20% for other purposes (e.g. work).

In the last few years there has been a decrease in the number of internet café users as a result of increased availability of internet connections at home. However, we believe that we will be able to maintain organic growth by providing quality services to our core customers. Even if someone has internet access in their home or dormitory, these locations do not provide the atmosphere and services provided by internet cafés at a reasonable cost. For example, if a computer is set up in the limited space of a dormitory, an additional internet connection would need to be purchased. A computer suitable for online gaming costs RMB 5,000 (approximately $760.47) or more. The monthly rent for an ADSL connection costs an additional RMB 100 (approximately $15.21) and even this may not be good enough for some online games such as WOW. In these types of games, there is a very important play mode called RAID, where, for example, 40 people are needed on a team to kill some monster in the dungeon. This requires all players to have very stable internet connections. A typical low-end computer and ADSL connection would suffer significant lags and cause performance issues. Internet cafés, on the other hand, can provide high speed computers and internet connections at much lower cost to the players.

In the year 2012 we plan to open internet cafés around university areas in the south-western provinces including Sichuan and Chongqing. Students spend more time in internet cafés because their time is very flexible. We believe that major users of internet cafés in the future will be young game players.

Competition

There are approximately 130,000 Internet cafés in the PRC in 2010. (Source: http://www.cnnic.com “The 27th CNNIC Report” (accessed January 2010)) The market is extremely fragmented. One of the largest national chains which has around 1,000 locations has less than 2% of the national market. The following describes some of the local, regional and national competitors.

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

•
Shenzhen Bian Internet Co. Ltd. Although the company entered into the internet café industry in 2003, its current structure was founded on February 22, 2007 and obtained its regional internet café chain license in 2007. The company operates mostly as a franchise model with 30 registered café, only 3 of which are directly owned by the company. Each café has 80-150 computers. It also has a few large cafés with more than 200 computers. The estimated total number of computers owned by the company is 4,500. There is a significant turnover in franchise ownership with around one third of the franchise cafés transferring their licenses to other internet café owners.

•
Quansu Internet Café Chain Company. Quansu was founded in 1998 as a subsidiary investment project of the Shenzhen Commercial Bank Investment Co. Ltd. The company owns 36 cafés, 8 of which are directly owned and 28 of which are franchises. Each café has 80-150 computers. The total number of computers is approximately 6,200. The cafés are located in Baoan District, Futian District and Luohu District. In May 2009, Quansu switched its major business towards its internet cable connection business and public telephone business.

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

Competitors in Potential Markets

As we plan to expand our operations in other major cities, we identify the following competitors in the potential new markets where we expect to operate in the future:

•
Kunming – Yunnan Jin-Zhao Yuan Culture Communication Network Co., Ltd. The company was founded on May 1, 2003 by the Yunnan Provincial Department of Culture. It obtained its business license and registration to operate a chain of Internet cafés from the Industrial and Commercial Bureau of Yunnan Province on April 31, 2004. It has a registered capital of RMB 10 million. The company has opened approximately 19cafés with an average of 200 computers in each café and a total of nearly 4,000 computers.

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

In 2001, the PRC government imposed a minimum capital requirement of RMB 10 million (approximately $1.47 million) for regional café chains and RMB 50 million (approximately $7.35 million) for national café chains. On September 29, 2002, Ministry of Information Industry, Ministry of Public Security, Ministry of Culture and State Administration for Commerce and Industry issued “Regulations on the Administration of Business Sites of Internet Access Services.” The regulations require a license to operate internet cafés which may not be assigned or leased to any third parties. The regulations also have detailed provisions regarding internet cafes’ business operations and security control.

We have been in compliance of these regulations. In August 2004, we increased our registered capital to RMB 10 million (approximately $1.46 million). In 2005, Junlong obtained internet café licenses of operating internet café chain in Shenzhen from the local counterpart of Ministry of Culture.

The Ministry of Culture of China is in charge of regulating national internet café chains. To obtain a license to operate a national internet café chain, an applicant must, among other things, (i) a minimum registered capital of RMB 50 million, (ii) own or control at least 30 internet cafés, which shall cover at least three provinces or municipalities under direct administration of the State Council, and (iii) have been in full compliance with administrative regulations with respect to internet cafés for at least one year before submitting the application. Other requirements include having appropriate computer and ancillary facilities, necessary and qualified personnel and sound internal policy. Application for a national internet café chain shall be first made to the provincial counterpart of the Ministry of Culture. After preliminary approval, the provincial authority will submit the application to the Ministry of Culture for final approval. In rendering its approval, the authorities consider such factors as the then existing number of the internet café chains.

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

Our Employees

As of December 31, 2010, we had 523 employees. The following table sets forth the number of employees by function:

Number of
Function	Employees
Senior Management	55
Accounting	16
Staff employees	452
Total	523

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

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

Our VIE, Junlong, was established in December 2003 and obtained the license to operate internet cafés in Shenzhen in 2005. Our limited operating history may not provide a meaningful basis for you to evaluate our business and prospects. Our business strategy has not been proven over time and we cannot be certain that we will be able to successfully expand our business.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the market price of our securities.  Operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter.  Fluctuations in operating results could cause the value of our securities to decline.  Investors should not rely on comparisons of results of operations as an indication of future performance.  As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors.  This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

	vulnerability of our business to a general economic downturn in the PRC;
	changes in the laws of the PRC that affect our operations;
	competition from other similar service providers; and
	our ability to obtain necessary government certifications and/or licenses to conduct our business.

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

The PRC government has been tough on internet café regulations. In 2003, the PRC government imposed a minimum capital requirement of RMB 10 million (approximately $1.47 million) for regional café chains and RMB 50 million (approximately $7.32 million) for national café chains. On September 29, 2002, the State Council issued “Regulations on the Administration of Business Sites of Internet Access Services.” The regulations require a license to operate internet cafés which may not be assigned or leased to any third parties. The regulations also have detailed provisions regarding internet cafes’ business operations and security control. The number of internet cafés in China was reduced after these regulations went effective.

If the PRC government decided to impose more stringent regulations on internet cafés and their operations, our business may be adversely affected and our revenues may decrease as a result.

There may be reduced use of internet cafés with the increase in computer ownership and internet connections at home and any such reduction would negatively affect our financial performance.

With the rapid economic development and growing disposable income, computer ownership and internet connections at home will gradually increase as the price for computer hardware, software and internet access decreases. Although internet cafés provide easy access to the latest games, movies and music, fast and stable internet connections and a sense of community, there is no guarantee that individuals will continue to use internet cafés when they can have internet access at home.

Negative media coverage of internet cafés may reduce the number of customers that visit our internet cafés and result in lower revenues.

In the last few years there have been several negative stories in the media about internet cafés. A fatal fire in Beijing's Lanjisu Internet café in June 2002 raised nationwide concern about the country’s burgeoning internet café business. In 2006, a report from the China National Children's Center, a government think-tank, said that 13 percent of the PRC's 18 million internet users under 18 were internet addicts. Responding to the problems associated with internet cafés, the PRC imposed more stringent laws and regulations on internet cafés. In 2007, fearful of soaring internet addiction and juvenile crime, the PRC banned the opening of new internet cafés for a year. Such negative media coverage may result in stricter government regulations and reduced number of customers.

Interruption or failure of our own information technology and communications systems or those of third-party service providers we rely upon could impair our ability to effectively provide our services, which could damage our reputation and harm our operating results.

Our ability to provide our services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could interrupt our service. Service interruptions could reduce our revenues and profits, and damage our brand if our system is perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, wars, earthquakes, floods, fires, power loss, telecommunications failures, undetected errors or “bugs” in our software, and computer viruses.

Our servers are vulnerable to break-ins, sabotage and vandalism. The occurrence of a natural disaster or a closure of an Internet data center by a third-party provider without adequate notice could result in lengthy service interruptions.

The steps we take to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of service interruptions.

Our business may be adversely affected by third-party software applications or practices that interfere with our receipt of information from, or provision of information to, our customers, which may impair our customers’ experience.

Our business may be adversely affected by third-party malicious or unintentional software applications that make changes to our computers and interfere with our services. These software applications may be difficult or impossible to remove or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to provide a superior user experience is critical to our success. If we are unable to successfully combat third-party software applications that interfere with our products and services, our reputation may be harmed.

The successful operation of our business depends upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China.

Our business depends on the performance and reliability of the Internet infrastructure in China. Almost all access to the Internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology (or its predecessor, the Ministry of Information Industry, before its formal establishment in 2008), or the MIIT. In addition, the national networks in China are connected to the Internet through international gateways controlled by the PRC government. These international gateways are the only channels through which a domestic user can connect to the Internet.  We cannot assure you that a more sophisticated Internet infrastructure will be developed in China. We may not have access to alternative networks in the event of disruptions, failures or other problems with China’s Internet infrastructure. In addition, the Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.

Any unscheduled service interruption could damage our reputation and result in a decrease in our revenues. Furthermore, if the prices that we pay for telecommunications and Internet services rise significantly, our gross margins could be adversely affected.

Concerns about the security of electronic commerce transactions and confidentiality of information on the Internet may reduce use of our internet cafes and impede our growth.

A significant barrier to electronic commerce and communications over the Internet in general has been a public concern over security and privacy, including the transmission of confidential information. If these concerns are not adequately addressed, they may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. If a well-publicized Internet breach of security were to occur, general Internet usage could decline, which could cause our operations to be adversely affected.

Regulation and censorship of information disseminated over the Internet in China may adversely affect our business.

The PRC government has adopted regulations governing Internet access and the distribution of news and other information over the Internet. Under these regulations, Internet content providers and Internet publishers are prohibited from posting or displaying over the Internet content that, among other things, violates PRC laws and regulations, impairs the national dignity of China, or is reactionary, obscene, superstitious, fraudulent or defamatory. Failure to comply with these requirements may result in the revocation of licenses to provide Internet content and other licenses and the closure of the concerned websites.

The Ministry of Public Security has the authority to order any local Internet service provider to block any Internet website at its sole discretion. From time to time, the Ministry of Public Security has stopped the dissemination over the Internet of information which it believes to be socially destabilizing. The State Secrecy Bureau is also authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of State secrets in the dissemination of online information.

Such regulation and censorship could lead to a decrease in our customers’ interest in utilizing our internet cafes which would cause our operations to be adversely affected.

Intensified government regulation of Internet cafes could cause our operations to be adversely affected.

The PRC government has tightened its regulation of Internet cafes in recent years. In particular, a large number of unlicensed Internet cafes have been closed. In addition, the PRC government has imposed higher capital and facility requirements for the establishment of Internet cafes. Furthermore, the PRC government’s policy, which encourages the development of a limited number of national and regional Internet cafe chains and discourages the establishment of independent Internet cafes, may slow down the growth of Internet cafes. In June 2002, the Ministry of Culture, together with other government authorities, issued a joint notice, and in February 2004, the State Administration for Industry and Commerce issued another notice, suspending the issuance of new Internet cafe licenses. In May 2007, the State Administration for Industry and Commerce reiterated its position not to register any new Internet cafes in 2007. In 2008 and 2009, the Ministry of Culture, the State Administration for Industry and Commerce and other relevant government authorities, individually or jointly, issued several notices that provide various ways to strengthen the regulation of Internet cafes, including investigating and punishing Internet cafes that accept minors, cracking down on Internet cafes without sufficient and valid licenses, limiting the total number of Internet cafes and approving Internet cafes within the planning made by relevant authorities, screening unlawful and adverse games and websites, and improving the coordination of regulation over Internet cafes and online games.

If we fail to successfully update our computer hardware, software, and systems to customer requirements or emerging industry standards, our business, prospects and financial results may be materially and adversely affected.

To remain competitive, we must continue to update the computer hardware, software and systems in our internet cafes. The computer industry is characterized by rapid technological evolution, changes in user requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technologies and systems obsolete. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business, prospects, financial condition and results of operations would be materially adversely affected.

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

Revocation of the license for operating internet café chain will adversely affect our business.

We hold a license for operating a regional internet café chain in Shenzhen and each of our internet cafés obtains a license for the internet access services. These licenses are currently valid, and will continue to be valid within the term of the corresponding business licenses. These licenses do not need to be renewed unless there is change of information thereon. But the competent authorities are entitled to examine and reevaluate our internet cafés any time upon their initiatives or following orders of the higher-level authorities, and we must comply with the then prevailing standards and regulations which may change from time to time. Failure to comply with these changing standards and regulations could result in our licenses being revoked or suspended, which could have a material adverse effect on our operations. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operations and profitability.

We may be unable to effectively manage our expansion.

We have identified several growth plans. These expansion plans may strain our financial resources. In addition, any significant growth into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes.    During any growth, we may face problems related to our operational and financial systems and controls.  We would also need to continue to expand, train and manage our employee base.  Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Our strategy to acquire companies may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability.

We intend to expand our business through acquisitions of companies or operations similar to our own.  We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate a desired acquisition.  To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability.  Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

	unexpected losses of key employees or customer of the acquired company;
	difficulties integrating the acquired company's standards, processes, procedures and controls;
	difficulties hiring additional management and other critical personnel;
	difficulties increasing the scope, geographic diversity and complexity of our operations;
	difficulties consolidating facilities, transferring processes and know-how;
	difficulties reducing costs of the acquired company's business; and
	diversion of management's attention from our management.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2010, but we have evaluated our internal control systems in order to allow our management to report on our internal controls as required by these requirements of SOX 404. We can provide no assurance that we will comply with all of the requirements imposed thereby. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends.
We have no direct business operations, other than our ownership of our subsidiaries and contractual relationship with Junlong. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. Further, dividends paid to non-PRC stockholders may be subject to a 10% withholding, as further discussed in a later section. Under the EIT Law, we may be classified as a ‘resident enterprise’ of the PRC. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

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

We conduct substantially all of our operations through Junlong, our VIE, which generates all of our revenues. As Junlong is not owned by our subsidiary, it is not able to make dividend payments to our subsidiary. Instead, Zhonghefangda, our subsidiary in China, entered into a number of contracts with Junlong, including a Management and Consulting Services Agreement, an Equity Pledge Agreement, an Option Agreement and a Voting Rights Proxy Agreement, pursuant to which Junlong pays Zhonghefangda for certain services that Zhonghefangda provides to Junlong. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes at different rates, including business taxes and VATs, which effectively reduce the amount that Zhonghefangda receives from Junlong. We cannot assure you that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates may materially and adversely affect our ability to receive payments from Junlong or the amount of such payments, and may in turn materially and adversely affect our business, our net income and our ability to pay dividends to our shareholders.

Dishan Guo, Jinzhou Zeng, and Xiaofen Wang’s association with Junlong could pose a conflict of interest which may result in Junlong decisions that are adverse to our business.

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

On August 8, 2006, six PRC regulatory agencies, including Ministry of Commerce (the “MOFCOM”), the China Securities Regulatory Commission (the “CSRC”), the State Asset Supervision and Administration Commission (the “SASAC”), the State Administration of Taxation (the “SAT”), the State Administration for Industry and Commerce (the “SAIC”) and the State Administration of Foreign Exchange (the “SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule (the “M&A Rule”), which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. In the opinion of our PRC counsel, China Commercial Law Firm, this approval process was not required in our case because we have not acquired either the equity or assets of a company located in the PRC, and that the VIE agreements do not constitute such an acquisition. If the PRC government were to take a contrary view, we might be subject to fines or other enforcement action, and might be forced to amend or terminate our contractual arrangements with Junlong, which could have an adverse effect on our business.

Uncertainties in the PRC legal system may impede our ability to enforce the commercial agreements that we have entered into with Junlong or any arbitral award thereunder and any inability to enforce these agreements could materially and adversely affect our business and operation.

While disputes under the Consulting Agreement with Junlong are subject to binding arbitration before the China International Economic and Trade Arbitration Commission, or CIETAC, in accordance with CIETAC Arbitration Rules, the agreements are governed by PRC law and an arbitration award may be challenged in accordance with PRC law. For example, a claim that the enforcement of an award in our favor will be detrimental to the public interest, or that an issue does not fall within the scope of the arbitration would require us to engage in administrative and judicial proceedings to defend an award. PRC legal system is a civil law system based on written statutes and unlike common law systems, it is a system in which decided legal cases have little value as precedent. As a result, PRC administrative and judicial authorities have significant discretion in interpreting and implementing statutory and contractual terms, and it may be more difficult to evaluate the outcome of administrative and judicial proceedings and the level of legal protection available than in more developed legal systems. These uncertainties may impede our ability to enforce the terms of the Consulting Agreement and the other contracts that we may enter into with Junlong. Any inability to enforce the Consulting Agreement or an award thereunder could materially and adversely affect our business and operation.

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

RISKS RELATED TO DOING BUSINESS IN THE PRC

New labor law in the PRC may adversely affect our results of operations.

On June 29, 2007, the National People’s Congress promulgated the Labor Contract Law of PRC, or the Labor Law, which became effective as of January 1, 2008. On September 18, 2008, the PRC State Council issued the PRC Labor Contract Law Implementation Rules, which became effective as of the date of issuance. The Labor Law and its implementation rules are intended to give employees long-term job security by, among other things, requiring employers to enter into written contracts with their employees and restricting the use of temporary workers. The Labor Law and its implementation rules impose greater liabilities on employers, require certain terminations to be based upon seniority rather than merit and significantly affect the cost of an employer’s decision to reduce its workforce. Employment contracts lawfully entered into prior to the implementation of the Labor Law and continuing after the date of its implementation remain legally binding and the parties to such contracts are required to continue to perform their respective obligations thereunder. However, employment relationships established prior to the implementation of the Labor Law without a written employment agreement were required to be memorialized by a written employment agreement that satisfies the requirements of the Labor Law within one month after it became effective on January 1, 2008. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

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

Economic reforms adopted by the PRC government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

☐	Level of government involvement in the economy;
☐	Control of foreign exchange;
☐	Methods of allocating resources;
☐	Balance of payments position;
☐	International trade restrictions; and
☐	International conflict.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign invested enterprises in the PRC. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of the PRC and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our PRC operations and our controlled VIE.

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

On October 21, 2005, the State Administration for Foreign Exchange of the PRC (“SAFE”) issued a Circular on Relevant Issues Concerning Foreign Exchange Administration on the Financing and Return Investment by Chinese Domestic Residents through Overseas Special Purpose Companies (“Circular 75”), which became effective on November 1, 2005.  Circular 75 and its relevant implementing rules issued thereafter regulate the foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “round trip investment” in China.  Under Circular 75, a “special purpose vehicle” or “SPV” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by PRC residents through the “SPV”, including without limitation establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets.  Pursuant to Circular 75, (i) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas SPV, for the purpose of overseas equity financing (including convertible debt financing); (ii) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any subsequent changes in such interest with a local branch of the SAFE; and (iii) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE.  In addition, the PRC subsidiary of the offshore SPV are prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore special purpose vehicle parent companies if the SPV shareholders who are PRC residents have not completed foreign exchange registration pursuant to Circular 75.  If any PRC resident stockholder of a SPV fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity.  Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Our current shareholders, who are PRC residents as defined in Circular 75, (the “PRC Shareholders”) have not completed the necessary registrations as required under Circular 75.  We have already asked our PRC Shareholders to make up the necessary applications and registrations as required under Circular 75 and related regulations, and our PRC Shareholders have agreed to do so immediately.  However, we cannot assure you that our PRC Shareholders will be able to make up the necessary approval and registration procedures required by the Circular 75 and related regulations.  Failure by the PRC Shareholders to register as required with the relevant local branch of SAFE could subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to (including using the proceeds from this offering) our PRC subsidiary, limit our PRC subsidiary’s ability to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

The approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with this offering under PRC regulations. The regulation also establishes more complex procedures for acquisitions conducted by foreign investors that could make it more difficult for us to grow through acquisitions.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 (the “M&A Rules”). The M&A Rules requires offshore special purpose vehicles that are controlled by PRC companies or residents and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies or assets to obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC published a notice on its website specifying the documents and materials that special purpose vehicles are required to submit when seeking CSRC approval for their listings outside of China. The interpretation and application of the M&A Rules remain unclear, and this offering may ultimately require approval from the CSRC, and if it does, it is uncertain how long it will take us to obtain the approval. If CSRC approval is required for this offering, our failure to obtain or delay in obtaining the CSRC approval for this offering would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies, which could include fines and penalties on our operations in China, restrictions or limitations on our ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect our business, results of operations and financial condition. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of the offering.

Our PRC counsel, China Commercial Law Firm, has advised us that, based on their understanding of the current PRC laws, regulations and rules and the procedures announced on September 21, 2006, because (i) we established our PRC subsidiary by means of direct investment other than by merger or acquisition of the equity or assets of Junlong, and (ii) our VIE between our PRC subsidiary and Junlong does not constitute the acquisition of our PRC subsidiary, we are not required to apply with the CSRC for the approval of the listing and offering on the OTCBB market.

The M&A Rules also established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. We may grow our business in part by acquiring other companies operating in our industry. Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including approval from Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

The M&A Rules, along with foreign exchange regulations discussed in the above subsection, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our business development strategy.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-PRC enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a PRC enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in the PRC; (ii) its financial or personnel decisions are made or approved by bodies or persons in the PRC; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in the PRC; and (iv) half of the directors with voting rights or senior management often resident in the PRC. Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a PRC natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, as our case substantially meets the foregoing criteria, there is likelihood that we are deemed to be a resident enterprise by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-PRC source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

You may have difficulty trading and obtaining quotations for our Common Stock.

Our Common Stock does not trade, and the bid and asked prices for our Common Stock on the Over-the-Counter Bulletin Board may fluctuate widely in the future. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

The market price of our Common Stock is likely to be highly volatile and subject to wide fluctuations.

Dramatic fluctuations in the price of our Common Stock may make it difficult to sell our Common Stock. The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:
•
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in the Offering and in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	variations in our quarterly operating results;
•	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;
•	the general economic slowdown;
•	sales of large blocks of our Common Stock;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
•	fluctuations in stock market prices and volumes;

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

We do not expect to pay dividends on our Common Stock in the future.

We have paid no cash dividends on our Common Stock in the past and do not intend to pay any cash dividends on our Common Stock in the foreseeable future. We anticipate that we will reinvest profits from our operations, if any, into our business.   We cannot assure you that we will ever pay dividends to holders of our Common Stock. Therefore, investors will not receive any funds unless they sell their Common Stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the Common Stock and the Units.

You may be diluted if we issue additional equity securities.

We anticipate issuing additional equity securities in the future.  There can be no assurance that the pricing of any such additional securities will not be lower than the price at which you purchased your securities in this Offering.  If and when we issue additional securities, it is possible that your percentage interest in us will be diluted further.

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting.  Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Junlong currently leases from an individual Changsheng Hao the office space for its headquarters located at Room 1010, Unit D, Block 1, Yuanjing Garden, Longxiang Road, Zhongxin Cheng, Longgang District, Shenzhen. The term of the lease was originally December 1, 2009 to December 31, 2010, but the lease has been extended until December 31, 2011.The lease has been filed with the House Leasing Management Office of Longgang District, Shenzhen.

Junlong also leases spaces from different entities or individuals for its 46 internet cafés.

Item 3.                  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.                  (Removed and Reserved).

PART II

Item 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board and trades under the symbol “CICC”, however there is not currently, and historically there has never been, an active trading market for our common stock, and no information is available for the prices of our common stock.

Approximate Number of Holders of Our Common Stock

As of March 30, 2011, there were approximately 168 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 18, 2011 (the “Closing Date”), in connection with a security purchase agreement between the Company and the investors identified on Exhibit A thereto (collectively, the “Investors”), we closed a private placement (the “Offering”) of approximately $6.4 million from offering a total of 474,967 units (the “Units”) at a purchase price of $13.50 per Unit, each consisting of:(i) nine shares of the Company’s 5% Series A Convertible Preferred Stock, par value $0.00001 per share (the “Preferred Shares”), convertible on a one to one basis into nine shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”); (ii) one share of Common Stock; (iii) two three-year Series A Warrants (the “Series A Warrants”),each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants (the “Series B Warrants”), each exercisable for the purchase of one share of Common Stock, to purchase one share of Common Stock, at an exercise price of $3.00 per share.

In connection with the Offering, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which we agreed to file a registration statement (the “Registration Statement”) with the Commission to register for resale the Common Stock and the Common Stock issuable upon conversion of the Preferred Stock, the Series A Warrant Shares and the Series B Warrant Shares, within 45 calendar days of the Closing Date, and to have the registration statement declared effective within 150 calendar days of the Closing Date or within 180 calendar days of the Closing Date in the event of a full review of the registration statement by the U.S. Securities and Exchange Commission (“SEC”). If we do not comply with the foregoing obligations under the Registration Rights Agreement, we will be required to pay cash liquidated damages to each Investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which we are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

In connection with the Offering, we also entered into a securities escrow agreement with the Investors (the “Securities Escrow Agreement”) and Mr. Dishan Guo (the “Stockholder”), the Company’s chairman, pursuant to which, the Stockholder agrees to deliver into an escrow account one share of our Common Stock for each $10 sold to the Purchasers in the Offering to be used as escrow shares, equal to 641,205 shares of Common Stock (the “Escrow Shares”).  The distribution of the Escrow Shares shall be based on a performance threshold for the Company.  With respect to the 2011fiscal year, if we earn less than $9,500,000, then the Escrow Shares for such year will be delivered to the Investors in the amount of 10% of the Escrow Shares for each full percentage point by which such threshold was not achieved up to a maximum of the Escrow Shares.

On the Closing Date, we entered into a lock-up agreement (the “Lock-Up Agreement”) with Mr. Dishan Guo (the “Affiliate”), whereby the Affiliate is prohibited from selling our securities that they directly or indirectly own (the “Lock-Up Shares”) until 9 months after the Registration Statement is declared effective by the SEC (the “Lock-Up Period”). In addition, the Affiliate further agrees that during the 12 months immediately following the Lock-Up Period, the Affiliate shall not offer, sell, contract to sell, assign, or transfer (the “Transfer”) more than 0.83333% of the Lock-Up Shares during each calendar month following the Lock-Up Period, other than engaging in a Transfer in a private sale of the Lock-Up Shares if the transferee agrees in writing to be bound by and subject to the terms of the Lock-Up Agreement.

The description of the Securities Purchase Agreement, Registration Rights Agreement, Securities Escrow Agreement and Lock-up Agreement is qualified in its entirety by reference to a copy of the agreements attached to this Annual Report on Form 10-K as exhibits 10.13, 10.14, 10.15, and 10.16, respectively.

The Company engaged TriPoint Global Equities, LLC (the "Agent") as placement agent in connection with the sale of securities in the Offering and agreed to pay the Agent (i) cash commissions equal to 7% of the gross proceeds received by the Company; (ii) a cash management finance fee equal to 1% of the gross proceeds raised by the Company in the Offering, payable at the time of each closing;  (iii) a non-accountable expense fee equal to 0.5% of the gross proceeds; and (iv) warrants to purchase such number of securities equal to 9% of the aggregate number of shares of common stock issuable in connection with the Offering (the “Agent Warrants”). The Agent’s Warrants will all have three year terms and will be exercisable at the following prices: (i) $1.35 per share (427,470 warrants), (ii) $2,00 per share (85,494 warrants) and (iii) $3.00 per share (85,494 warrants).  The Company also agreed to compensate the Placement Agent for all of its reasonable expenses in connection with the Offering.

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

Item 6.                  Selected Financial Data.

Not Applicable.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements.

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, operating through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), we operate the largest Internet Café chain  in Shenzhen, Guangdong, China consisting of 44 locations in high traffic areas.  Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our locations do sell snacks, drinks, and game access cards, more than 95% of our revenue comes directly from selling internet access time to our computers.

We expect our future growth to be driven by a number of factors and trends including:
1.	Our ability to expand our client base through promotion of our services
2.	Our ability to integrate cafes we acquired in the previous years
3.	Our ability to identify and integrate JV target companies in the coming year

For the fiscal year ended December 31, 2010, our revenue was approximately $20,460,000 and our net profit was roughly $5,750,000.  This represented an increase of 45.74% and 30.95%, respectively, from the revenue of roughly $14,040,000 and net profit of approximately $4,390,000 of 2009 fiscal year. As of December 31, 2010, we have 523 employees.

Because our recent operations have been limited to the operations of Junlong, the discussion below of our performance is based upon the audited financial statements of Junlong for the fiscal year ended December 31, 2010 and 2009 and the audited financial statements of Junlong for the years ended December 31, 2009 and 2008, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

•
Improved Disposable Income. As the Shenzhen government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•
Continued Internet Café Use. Our business may be adversely affected with increased home computer and home console ownership. However, the home computer and console penetration rate is relatively low in China as compared to that of America and Europe. In addition, young people in China prefer internet cafes to home computers since it is a social place for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•
Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements to acquire a national internet chain license, the Company's primary objective is to acquire and open at least 20 internet cafes in two provinces other than Guangdong Province. The company has conducted research in the South Western provinces including Chongqing, Sichuan, Guizhou, and Yunnan and is focusing on targets in these areas for acquisition purposes. The Company believes the national license is imperative for the development of a nationwide market.

Recent Developments and Reorganizations

On July 2, 2010, we completed a reverse acquisition transaction through a share exchange with Classic Bond and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Classic Bond, in exchange for 19,000,000 shares of our common stock, which shares constituted 94% of our issued and outstanding shares on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Classic Bond became our wholly-owned subsidiary and the former shareholders of Classic Bond, became our controlling stockholders. See “Corporate Structure and History – Acquisition of Classic Bond” above for more information regarding Classic Bond, its subsidiary, and controlled VIE.

Upon the closing of the reverse acquisition, Xuezheng Yuan, our sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held with immediate effect and from his position as our sole director effective August 13, 2010. Also upon the closing of the reverse acquisition, our board of directors increased its size from one to five members and appointed Dishan Guo, Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang to fill the vacancies created by the resignation of Xuezheng Yuan.  Mr. Dishan Guo's appointment became effective upon closing of the reverse acquisition, while the remaining appointments became effective on, August 13, 2010. In addition, upon the closing of the reverse acquisition, our executive officers were replaced by the Classic Bond executive officers as indicated in more detail below.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition, with Classic Bond as the acquirer and China Internet Café Holdings Group, Inc. as the acquired party.

On January 20, 2011, China Internet Café Holdings Group, Inc. filed with the Nevada Secretary of State an amendment to its Amended and Restated Articles of Incorporation to give effect to a name change from “China Unitech Group, Inc.” to “China Internet Café Holdings Group, Inc.” The Amended and Restated Articles of Incorporation were approved by our board of directors on July 30, 2010 and were approved by a stockholder holding 59.45% of our outstanding common stock by written consent on July 30, 2010.

In April 2010, we acquired two new cafes in Longgang district. Lanman internet cafe opened on April 6 with two hundred and thirty-one computers and ten employees, and Chaosu internet cafe opened on April 16 with two hundred and forty computers and fourteen employees. In July 2010, we acquired one new cafe in the Baoan district,  Gainianshikong internet café, which opened on July 11 with two hundred and fourteen computers and ten employees. In the fiscal year ended 2010, we opened thirteen internet cafes, and as a result, we had forty four internet cafes in Shenzhen as of December 31, 2010.

Taxation

United States

The Company is subject to United States tax at a rate of 34%. As we had no taxable income for 2010 and 2009 no provision for income taxes in the United States has been made.

British Virgin Islands

Classic Bond was incorporated in the BVI.  Under the current laws of the BVI, Classic Bond is not subject to income taxes.

China

Zhonghefangda is subject to a 5% business tax on its revenue.

Junlong was subject to an 18% enterprise income tax (“EIT”) in 2008, 20% EIT in 2009, and 22% EIT in 2010.

In March 2007, China passed the Enterprise Income Tax Law (“EIT Law”) and its implementing rules which became effective on January 1, 2008. The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholders has a tax treaty with China that provides for a different withholding arrangement. In addition, under the EIT Law, we may be deemed to be a “resident enterprise,” as discussed in “Risk Factors – Under the EIT Law, we may be classified as a “resident enterprise” of China.”  Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

We incurred income taxes of $1,819,380 for the fiscal year ended December 31, 2010, a $751,118 or 70.31% increase from the taxes incurred during 2009. The increase in taxes was due, in part, to increased revenue generated from the expansion of our business during 2010. The additional tax  was also caused by the increase of our income tax rate from 20% in 2009 to 22% in 2010. We incurred income taxes of $1,068,262 for the year ended December 31, 2009, an increase of $461,210 or 63.83% from the $652,052 in taxes that we incurred during 2008.  This increase in taxes was due to the opening of additional internet cafes and a rise in the income tax rate from 18% in 2008 to 20% in 2009.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AUDITED

The following sets forth certain of the Company’s income statement information for the years ended December 31, 2010 and 2009.

	For The Years ended December 31, 2010		For The Years ended December 31, 2009		Amount Change	% Change
	$	As percentage	$	As percentage

Revenue	$20,460,459	100%	$14,038,931	100%	6,421,528	45.74%
Cost of revenue	11,823,456	58%	8,409,527	60%	3,413,929	40.60%
Depreciation	1,615,096	8%	1,276,415	9%	338,681	26.53%
Salary	1,746,098	9%	830,944	6%	915,154	110.13%
Rent	1,089,910	5%	814,954	6%	274,956	33.74%
Utility	1,541,090	8%	1,367,545	10%	173,545	12.69%
Business tax and surcharge	4,839,276	24%	3,319,554	24%	1,519,722	45.78%
Others	991,986	5%	800,115	6%	191,871	23.98%
Gross profit	8,637,003	42%	5,629,404	40%	3,007,599	53.43%
Operating Expenses	634,739	3%	166,141	1%	468,598	282.05%
Income from operations	8,002,264	39%	5,463,263	39%	2,539,001	46.47%
Interest income	8,265	0%	-	0%	8,265	0
Interest expenses	-9,437	-0.05%	-819	-0.01%	-8,618	1052.26%
Other expenses	-43	0.00%	-5,733	-0.04%	5,690	-99.25%
Reorganizational expenses	435,086	2%	0	0%	435,086	0
Income Before Income Taxes	7,565,963	37%	5,456,711	39%	2,109,252	38.65%
Income taxes	1,819,380	9%	1,068,262	8%	751,118	70.31%
Net income	$5,746,583	28%	$4,388,449	31%	1,358,134	30.95%

Comparison of Fiscal Year Ended December 31, 2010 and 2009

Revenue. Our revenue is primarily generated from sales of prepaid IC cards. Sales revenue increased from approximately $6.4 million, or 45.74%, to $20 million for the fiscal year ended December 31, 2010 from $14 million for the same period in 2009.  The increase was mainly due to the revenue generated by the sixteen new cafes opened in 2010.  Management expects this trend to continue in 2011 as we continue to focus on organic growth within Shenzhen while simultaneously pursuing options for expansion through acquisition in other provinces.  In addition, our same store sales figures increased by 5% in 2010 and management expects this trend to continue as the overall computer usage rate in China increases and we continue to focus on developing and maintaining customer loyalty.   The company is also currently attempting to increase the Company’s revenue percentage of the Game Card commission.

Cost of Revenue. Our cost of sales is primarily comprised of depreciation and amortization, salary, rent, utility business tax and surcharge. Our cost of sales increased by $3.4 million, or 40.60%, to $11 million for the fiscal year ended December 31, 2010 from $8.4 million during the same period in 2009. The increase was mainly attributable to increased labor cost and taxes in our 2010 fiscal year as compared to the same period in 2009.  During 2010, the increased business tax was a direct result of the higher revenue generated from the business.  We expect this trend to continue in 2011 as the Company continues to expand its revenue base.  In addition, the company expects to slightly increase our average employee salary as the Shenzhen Government moves forward with its plan to increase the basic local income level.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by $3 million, or 53.43%, to $8.6 million for the fiscal year ended December 31, 2010 from $5.6 million for the same period in 2009. Gross profit as a percentage of sales was 42% for the fiscal year ended December 31, 2010, as compared to 40% during the same period in 2009. The improvement of our gross profit margin was mainly attributable to an increase in computer usage in the 2010 fiscal year as compared to the same period in 2009.  Management expects margins to remain relatively unchanged in 2011 as other cost drivers increase together with the revenue growth.

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by $468,598, or 282.05%, to $634,739 for the fiscal year ended December 31, 2010 from $166,141 for the same period in 2009. The increase was mainly attributable to the staff training and staff welfare.  The company expects a slight increase in salary in 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Non-operating Expenses. Our other expenses decreased by $5,690, to $43 of expense for the fiscal year ended December 31, 2010 from $5,733 expense for the same period in 2009. In the 2010 period, we incurred interest expenses of $9,437 of which $5,151 was for the $300,000 short term loan from Shenzhen Yuzhilu Aviation Service Co., Ltd and $4,286 on the RMB 1 million (approximately $147,058) loan from China Construction Bank Shenzhen Branch, while in the 2009 period the interest expense was $819 for the 1 million RMB loan from China Construction Bank Shenzhen Branch which was granted in October 2009.

Income before Income Taxes. Income before income taxes increased by $2,109,252, or 38.65%, to $7,565,963 for the fiscal year ended December 31, 2010 from $5,465,711 for the same period in 2009. The increase of income before income tax was mainly attributable to business expansion. Income before income taxes as a percentage of sales dropped to 37% for the fiscal year ended December 31, 2010, as compared to 39% for the same period in 2009 due to the occurrence of reorganizational expenses described below.

Our reorganizational expenses increased by $435,086 from $0 for the fiscal year ended December 31, 2010 compared to the same period in 2009.  The increase was mainly attributable to the amount incurred during the setup of the VIE structure and the purchase of the shell company.  The reorganizational expense was a one-time expense.

Income Taxes. Our income taxes increased by $751,118 during the fiscal year ended December 31, 2010 from $1,068,262 during the same period in 2009. The primary reasons for the increase in income taxes was the higher taxable income generated by the new stores opened in 2010 and an increase in the tax rate.

Net Income. Our net income increased by $1,358,134, or 31%, to $5,746,583 during the fiscal year ended December 31, 2010 from $4,388,449 during the same period in 2009 as a result of the factors described above.  We expect to generate higher net profit after the expansion of our business in year 2011.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $3,836,824 and restricted cash of $945,280. The following table provides detailed information about our net cash flow for each financial statement period presented in this report.

Cash Flow

	Fiscal Year Ended December 31,
	2010	2009
Net cash provided by operating activities	$5,817,076	$4,781,464
Net cash used in investing activities	(5,414,072)	(2,988,697)
Net cash provided by financing activities	253,054	146,180
Effect of Foreign currency translation on cash and cash equivalents	118,910	3,811
Net cash flows	774,968	1,942,758

Operating Activities

Net cash provided by operating activities was $5.8 million for the fiscal year ended December 31, 2010, as compared to $4.8 million net cash provided by operating activities for the same period in 2009. The change was mainly attributable to an increase in income tax payable and an amount due to a director for advances made by the director.  The Company has relied on advances from a director to pay certain public company expenses. Going forward, management intends to pay these expenses from our proceeds from offerings.

Investing Activities

Net cash used in investing activities was $5 million for the fiscal year ended December 31, 2010, as compared to approximately $3 million net cash used in investing activities for the same period in 2009. The change was mainly attributable to the acquisition of new cafes, leasehold improvements, and equipment deposits.

Financing Activities

Net cash provided by financing activities was $253,054 in the fiscal year ended December 31, 2010, as compared to $146,180 in the same period in 2009. The change was mainly due to shareholder’s capital contributions and proceeds from short term loans.

On July 1, 2010, the company entered into a loan agreement with Shenzhen Yuzhilu Aviation Service Co., Ltd for $300,000 for purchasing the shell company. This loan matured on October 1, 2010, and the company settled such loan on October 8, 2010.

On October 27, 2009, the Company entered into a loan agreement with China Construction Bank for $146,259 (RMB1,000,000) which was secured by director’s guarantee. This loan was due on October 25, 2010 and was settled by the Company on October 19, 2010.

On November 15, 2010, the Company entered into a loan agreement with China Construction Bank for $151,245 (RMB1,000,000) which was secured by director’s guarantee. This loan is due on November 14, 2011.

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, after receiving the aggregate proceeds from our planned capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

We are party to a Loan Agreement with China Construction Bank Shenzhen Branch entered into on November 2010 for a loan of RMB 1 million (approximately $151,245).

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Revenue recognition

Internet café members purchase prepaid IC cards which include stored value that will be deducted based on time usage of computers at the internet cafe. Revenues derived from the prepaid IC cards at the internet café are recognized when services are provided. This is based upon usage of computer time at the internet cafe. Outstanding customer balances in the IC cards are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrement to customer balances. There is no expiration date for IC cards.

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the items are sold to customers.

Cost of goods sold

Cost of goods sold consists primarily of depreciation of each café’s computer equipment and hardware and overhead associated with the internet cafes including rental payments, utilities, business tax and surcharge. Companies in China are generally subject to business taxes and related surcharges by various local tax authorities at rates ranging from 5% to 6% on gross revenue generated.

Property, plant and equipment

Fixed assets, comprising computer equipment and hardware, leasehold improvements, office furniture and vehicles are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Estimated Useful Lives
Leasehold improvement	5 years
Café computer equipment and hardware	5 years
Café furniture and fixtures	5 years
Office furniture, fixtures and equipments	5 years
Motor vehicles	5 years

Deferred Revenue

Deferred revenue represents the unused balance of the IC cards. The Outstanding customer balances are $579,822 and $775,985 as at December 31, 2010 and 2009 respectively, and are included in deferred revenue on the balance sheets.

Comprehensive income

The Company follows the FASB’s accounting standards. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2010	2009
Year end RMB : USD exchange rate	6.6118	6.8372
Average yearly RMB : USD exchange rate	6.7788	6.8409

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Recently issued accounting pronouncements

Accounting Standards Codification

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and non-authoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted and applied the provisions of the ASC for the Company’s fiscal year ended December 31, 2009, and have eliminated references to pre-ASC accounting standards throughout the financial statements. The adoption of the ASC did not have a material impact on the Company’s financial statements.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of   the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The   disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a   material impact on the Company’s consolidated financial statements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. There are moderate impacts on our business during major national holidays such as the Spring Festival and National Day. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.    Financial Statements and Supplementary Data.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Internet Café Holdings Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Internet Café Holdings Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of  income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. China Internet Café Holdings Group, Inc. and Subsidiaries’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Internet Café Holdings Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 29, 2011

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$3,836,824	$3,061,856
Restricted cash	945,280	1,645,411
Loan receivable	2,419,916	-
Rental deposit	55,512	-
Equipment deposit	1,300,650	81,217
Inventory	180,582	204,971

Total current assets	8,738,764	4,993,455

Property, plant and equipment, net	6,848,342	3,572,696
Intangible assets, net	191,087	-
Rental deposit-long term portion	235,509	144,504

Total assets	$16,013,702	$8,710,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$151,245	$146,259
Accounts payable	69,373	33,979
Deferred revenue	579,822	775,985
Payroll and payroll related liabilities	199,548	124,390
Income and other taxes payable	987,194	525,470
Accrued expenses	102,019	43,126
Amount due to a shareholder	465,741	5,162

Total current liabilities	2,554,941	1,654,371

Commitments and contingencies (Note 17)

Stockholders' Equity
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 0 share issued and outstanding)	-
Common stock ($0.00001 par value, 100,000,000 shares authorized, 20,200,000 and 19,000,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively)	202	190
Additional paid in capital	1,628,417	1,373,484
Statutory surplus reserves	718,744	718,744
Retained earnings	10,499,454	4,752,871
Accumulated other comprehensive income	611,944	210,995

Total stockholders’ equity	13,458,761	7,056,284

Total liabilities and stockholders’ equity	$16,013,702	$8,710,655

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years ended
	December 31
	2010	2009

Revenue	$20,460,459	$14,038,931

Cost of revenue	11,823,456	8,409,527
Gross profit	8,637,003	5,629,404

Operating Expenses

General and administrative expenses	634,739	166,141
Total operating expenses	634,739	166,141

Income from operations	8,002,264	5,463,263

Non-operating income (expenses)

Interest income	8,265	-
Interest expenses	(9,437)	(819)
Other expenses	(43)	(5,733)
Reorganizational expenses	(435,086)	-

Total non-operating expenses	(436,301)	(6,552)

Net income before income taxes	7,565,963	5,456,711
Income taxes	1,819,380	1,068,262

Net income	$5,746,583	$4,388,449

Other comprehensive income
Foreign currency translation adjustment	400,949	8,958
Net comprehensive income	$6,147,532	$4,397,407

Basis and diluted earnings per share of common stock	$0.29	$0.23

Basis and diluted weighted average common stock outstanding	19,601,644	19,000,000

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of share	Amount	Additional paid-in capital	Statutory reserves	Retained Earnings	Accumulated other comprehensive income	Total Stockholders’ Equity

Balance at December 31, 2008 (1)	19,000,000	$190	1,367,032	399,802	683,364	202,037	2,652,425
Contributed capital by existing shareholders	-	-	6,452	-	-	-	6,452
Transfers to statutory reserves	-	-	-	318,942	318,942	-	-
Net income for the year	-	-	-	-	4,388,449	-	4,388,449
Foreign currency translation difference	-	-	-	-	-	8,958	8,958
Balance at December 31, 2009 (1)	19,000,000	190	1,373,484	718,744	4,752,871	210,995	7,056,284

Reorganization for reverse merger	1,200,000	12	3,321	-	-	-	3,333
Contributed capital by existing shareholders	-	-	251,612	-	-	-	251,612
Net income for the year	-	-	-	-	5,746,583	-	5,746,583
Foreign currency translation difference	-	-	-	-	-	400,949	400,949
Balance at December 31, 2010	20,200,000	202	1,628,417	718,744	10,499,454	611,944	13,458,761

(1) See footnote 1 regarding the recapitalization of Classic Bond Development Limited

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31
	2010	2009
Cash flows from operating activities
Net income	$5,746,583	$4,388,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,664,405	1,303,177
Amortization	23,540	-

Changes in operating assets and liabilities:

Prepayment	(2,360,317)	-
Rental deposit	(114,027)	(13,449)
Inventory	30,604	(130,619)
Accounts payable	31,592	11,499
Deferred revenue	(217,133)	(26,466)
Payroll and payroll related liabilities	69,171	4,457
Income and other taxes payable	432,880	(420,123)
Accrued expenses	52,936	10,632
Amount due to a director	456,842	(346,093)
Net cash provided by operating activities	5,817,076	4,781,464

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,152,294)	(1,324,220)
Deposits paid for property, plant and equipment	(1,270,511)	(19,952)
Assets Acquisition of cafes	(728,866)	-
Restricted Cash	737,599	(1,644,525)
Net cash used in investing activities	(5,414,072)	(2,988,697)

Cash flows from financing activities
Cash acquired from reverse merger	1,442	-
Capital contribution by shareholder	251,612	-
Proceeds from short term loan	451,245	146,180
Repayment of short term loan	(451,245)	-
Net cash flows provided by financing activities:	253,054	146,180
Effect of foreign currency translation on cash	118,910	3,811
Net increase in cash	774,968	1,942,758

Cash- beginning of year	3,061,856	1,119,098

Cash- end of year	$3,836,824	$3,061,856

Cash paid during the year for:
Interest paid	$9,437	$1,423
Income taxes paid	$1,630,711	$962,623

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Summary of Assets Acquired from Acquisitions:
Net Property and Equipment	$503,492	$-
Other Current Assets	15,792	-
Intangible Assets	209,582	-
Net Assets Acquired	$728,866	$-

Transfer of equipment deposits paid in property and equipment	$83,811	$-

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.	Organization, Recapitalization and Nature of Business

China Internet Cafe Holdings Group, Inc. (“China Internet Cafe”)
China Internet Cafe Holdings Group, Inc. (formerly known as China Unitech Group, Inc.) ( “the Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on March 14, 2006. The Company was a development company from incorporation on June 30, 2010. On July 2, 2010, the Company successfully closed a share exchange transaction with the shareholders of Classic Bond Development Limited, a British Virgin Islands corporation (" Classic Bond"). The Company will operate through its variable interest entities in China to execute the current business plan of those affiliates which involves the operation of a chain of China-based internet cafes.

On February 1, 2011, the Company changed its name from China Unitech Group, Inc. to China Internet Cafe Holdings Group, Inc.

Recapitalization of Classic Bond Development Limited
On July 2, 2010, the China Internet Cafe Holdings Group, Inc. (“China Internet Cafe”), entered into a share exchange transaction with Classic Bond Development Limited, a British Virgin Islands corporation (“Classic Bond”), and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, China Internet Cafe  acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 19,000,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the 20,200,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 4,973,600 shares of common stock held by the Company’s former majority stockholder which have a net effect of increase of 1,200,000 shares. The business, assets and liabilities did not change as a result of the reverse acquisition.

This share exchange transaction resulted in those shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the Company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Classic Bond as the accounting acquirer and China Internet Cafe as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of Classic Bond whereby Classic Bond is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of China Internet Cafe . The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented.

Accordingly, all references to common shares of Classic Bond’s common stock have been restated to reflect the equivalent number of China Internet Cafe‘s common shares. In other words, the 2,000,000 Classic Bond shares outstanding are restated as 20,200,000 common shares, as of July 2, 2010. Each share of Classic Bond is restated to 10.10 shares of  China Internet Cafe.

The book value of  the net assets that for accounting purposes, were deemed to have been acquired by Classic Bond from China Internet Cafe, as of the date of acquisition (July 2, 2010) were $3,333.

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

On  June 23, 2010, the Company further issued 1,950,000 shares of common stock to 42 individuals to raise fund of $84,093 (HK$651,721) for 651,721 shares and 1,308,954 shares associated with the reorganization of the Company at a value of $167,519 (HK$1,308,954) which is reflected as contributed capital by existing shareholders of Junlong and the total amount was $251,612. At December 31, 2010 and December 31, 2009, the issued and outstanding of Common Stock were 2,000,000 and 50,000 shares.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1. Organization and Nature of Business  - Continued

Classic Bond Development Limited (“Classic Bond”) - Continued
Classic Bond is in the business of operations of internet café, throughout the Lungang District of Shenzhen in Province of Guangdong of People's Republic of China ("PRC").  The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary of the Company located in the PRC: Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) and (b) an entity located in the PRC: Shenzhen Junlong Culture Communication Co., Ltd. (“Junlong’), which is controlled by the Company through contractual arrangements between Zhonghefangda and Junlong, as if Junlong were a wholly-owned subsidiary of the Classic Bond.

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

Shenzhen Jun Long Culture Communication Co., Ltd. (“Junlong”)
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

In 2005, Junlong obtained internet cafe licenses of operating internet café chain from the Ministry of Culture, and opened the internet first cafe in April, 2006 and our members can access the internet at our venues. We started our internet cafes in 2006 and we opened 10 internet cafes in 2006, 3 internet cafes opened in 2007, 10 internet cafes opened in 2008,  5 internet cafes opened in 2009  and 13  internet cafes opened during the year of 2010. In addition, we acquired assets of 3 cafes in 2010 and as a result, we own 44 internet cafes within the Longgang District of Shenzhen.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.	Summary of Significant Accounting Policies

(a)	Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

(b)	Principle of consolidation

The consolidated financial statements include the accounts of China Internet Cafe Holdings Group, Inc., Classic Bond Development Limited, Zhonghefangda and the VIE-Junlong. All significant intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

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
These financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation of property, plant and equipment, deferred revenue,, impairment testing of long-lived assets and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

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

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks.  Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers.  During the years ended December 31, 2010 and 2009, the commission income was $162,976 and $116,651, less than 1% of total revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.     Summary of Significant Accounting Policies - Continued

(e)	Cost of revenue

Cost of revenue consists primarily of depreciation of Café computer equipment and hardware, overhead associated with the internet cafes, including rental payments, utilities, business tax and surcharge. Companies in China are generally subject to business tax and related surcharges by various local tax authorities at rates ranging from 5% to 6% on gross revenue generated from internet cafés.

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

At December 31, 2010 and 2009, restricted cash of $945,280 (equivalent to RMB6,250,000) and $1,645,411(equivalent to RMB11,250,000) represented cash held by two escrow agents on behalf of the Company for registered capital and operating cash flow purposes of two new subsidiary companies to be established in Yiwu city, Zhejiang province and Anshun city, Guizhou province.

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

(k)	Stock-Based Compensation

Our advisor assists the Company for ongoing corporate compliance and development are accounted for under ASC 505-50.  ASC 505-50-30-11 (previously EITF 96-18) further provides that an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i. The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and
ii. The date at which the counterparty’s performance is complete.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.	Summary of Significant Accounting Policies – Continued

(l)	Equipments deposits

The Company prepaid the equipments deposits to the computer suppliers for purchase of computer and equipments for the new internet cafes.

(m)	Property, plant and equipment

Property, plant and equipment, comprising computer equipment and hardware, leasehold improvements, office furniture and vehicles and are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Estimated Useful Lives
Leasehold improvement	5 years
Café computer equipment and hardware	5 years
Café furniture and fixtures	5 years
Office furniture, fixtures and equipments	5 years
Motor vehicles	5 years
(n)	Intangible Assets

Our intangible assets consist of definite-lived assets subject to amortization such as Business License and Customer Lists. The useful lives of the Business License is 9 to 15 years and we amortized the customer lists by 5 years. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the useful lives of the related intangible assets.

(o)	Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $579,822 and $775,985 as at December 31, 2010 and 2009 and are included in deferred revenue on the balance sheets.

(p)	Comprehensive income

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

(q)	Income taxes

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.     Summary of Significant Accounting Policies - Continued

(r)	Consolidation of Variable Interest Entities

According to the requirements of Statement of Financial Accounting Standards No. 810-10, “Variable interest Entities”, the Company has evaluated the economic relationships of its wholly owned subsidiary, Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) with Junlong and has determined that it is required to consolidate Zhonghefangda  and Junlong pursuant to the rules of FASB ASC Topic 810-10. Therefore Junlong is considered to be a VIE, as defined by FASB ASC Topic 810-10, of which Classic Bond is the primary beneficiary as a result of its wholly owned subsidiary Zhonghefangda. Classic Bond, as mentioned above, will absorb a majority of the economic risks and rewards of all of these VIE that are being consolidated in the accompanying financial statements.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31,	December 31,
	2010	2009

Current assets	$8,968,001	$5,131,507
Property, plant and equipment	6,848,343	3,572,696
Intangible assets	191,087	-

Total assets	16,007,431	8,704,203
Total liabilities	(2,182,851)	(1,654,371)

Net assets	$13,824,580	$7,049,832

(s)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	12/31/2010	12/31/2009
Year end RMB : USD exchange rate	6.6118	6.8372
Average yearly RMB : USD exchange rate	6.7788	6.8409

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

(t)	Post-retirement and post-employment benefits

The Company contributes to a state pension plan in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.     Summary of Significant Accounting Policies - Continued

(u)	Earnings per share (EPS)

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

There is no dilution factor occurred during the year, the basic EPS equals diluted EPS.

(v)	Retained earnings-appropriated

In accordance with the relevant PRC regulations and the Company’s PRC articles of association, Junlong is required to allocate their respective net income to statutory surplus reserve.

(w)	Statutory surplus reserves

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

As of December 31, 2010, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(x)	Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.     Summary of Significant Accounting Policies - Continued

(y)	Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 810, (formerly the SFAS No.167, “Amendments to FASB Interpretation No.46(R)”. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements of recurring Level 3 measurements. Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010. The Company is currently evaluating the impact of this standard upon its adoption on the Company’s consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

3.	Business Acquisitions

Assets Acquisition of Langman internet café on April 6, 2010 and Chaosu internet café on April 16, 2010.

The Company acquired property, plant and equipment, other current assets and intangible assets of Langman internet café on April 6, 2010 and Chaosu internet café on April 16, 2010 for total gross consideration amount of $497,457 (RMB3,400,000) and the Company paid the whole purchase consideration on July 28, 2010. The intangible assets are comprised of business licenses and customer lists. In accordance with the purchase method of accounting, the estimated fair market value of these assets has been included in the consolidated financial statements from the date of acquisitions.

The primary reason for business acquisitions of Langman and Chaosu are for the development of market ownership in Longgang district. Langman and chaosu Internet cafes are located in the center of Longgang Center City. For each individual internet café has a coverage of 5kms, after the acquisition of these two cafes,  Junlong has developed full coverage in Longgang Center City.

All intangible and tangible assets acquired, based on their appraised fair values, were as follows:

Property, plant, and equipment	$346,003
Other current assets	10,973
Intangible assets	140,481

Net assets acquired	$497,457

Assets Acquisition of Gainianshikong internet café on July 1, 2010.

The Company acquired property, plant and equipment, other current assets and intangible assets of Gainianshikong internet café on July 1, 2010 for total gross consideration amount of $231,409 (RMB1,550,000) and the Company paid the whole purchase consideration on October 29, 2010. The intangible assets are comprised of business licenses and customer lists. In accordance with the purchase method of accounting, the appraised fair market value of these assets has been included in the consolidated financial statements from the date of acquisitions.

Acquisition of Gainianshikong internet café is for the expansion of business in Baoan District. Baoan is a recent fast developing district of west Shenzhen, which is next to Dongguan City of Guangdong.

All intangible and tangible assets acquired, based on their appraised fair values, were as follows:

Property, plant, and equipment	$157,489
Other current assets	4,819
Intangible assets	69,101

Net assets acquired	$231,409

These acquisitions were asset acquisitions, and there was no goodwill resulting from these acquisitions because the fairly market values were equal to the purchase prices.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

4.  Cash

Cash is summarized as follows:

	December 31,	December 31,
	2010	2009

Cash at bank	$3,811,136	$2,975,991
Cash in hand	25,688	85,865
	$3,836,824	$3,061,856

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents (Note 2).  As of December 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

5.  Restricted Cash

	December 31,	December 31,
Bank deposits held by:	2010	2009

Mr. Fangrong, Zheng – Anshun city in Guizhou province	$945,280	$914,117
Mr. Jinping Zeng - Yiwu city in Zhejiang province	-	731,294
	$945,280	$1,645,411

At December 31, 2009, the restricted cash represented bank deposits of $1,645,411 (equivalent to RMB11,250,000) held by two escrow agents on behalf of the Company for registered capital and operating cash flow purposes of two new subsidiary companies to be established in Anshun city in Guizhou province and Yiwu city in Zhejiang province.

During the year of 2010, the escrow agent of Yiwu city in Zhejiang province returned the restricted cash to the Company because the Company did not proceed the establishment of the new subsidiary in Yiwu city.

As December 31, 2010, the restricted cash represented the bank deposits of $945,280 (equivalent to RMB6,250,000) held by an escrow agent on behalf of the Company for registered capital and operating cash flow purposes of a new subsidiary company to be established in Anshun city in Guizhou province.

Incorporation of Two New Subsidiary Companies

The Company was committed to establish two new subsidiary companies, which are located in Yiwu city, Zhejiang province and Anshun city, Guizhou province with the investment of approximately $2.195 million (equivalent to RMB15 million) each, with total of $4.39 million as registered capital and operating cash flow purposes. The registered capital of each subsidiary company will be $0.439 million (RMB3,000,000).  As of September 30, 2010 and December 31, 2009, the Company paid approximately $1.6 million (RMB11.25 million) in total to two escrow agents and the amounts were recorded under restricted cash.

Upon the establishment of the two subsidiary companies, the two escrow agents will be appointed as the General Manager of the two subsidiary companies. The Company is committed to pay a monthly salary of approximately $1,100 (RMB7,500) plus 3% of the net income of the respective subsidiary companies as bonus.

The company decided to close down the subsidiary company located in Yiwu city, Zhejiang province and withdraw the investment of approximately $737,594 (equivalent to RMB5,000,000) on 30th November, 2010 due to the change in the national expansion strategy.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

6.  Loan receivable

Loan receivable consists of:

	December 31,	December 31,
	2010	2009
Name of Payee: Mr. Long Weijun
Terms: Interest free, unsecured and repayment date is is February 28, 2011.	$2,419,916	$-

The Company entered into a trust agreement with Mr. Long Weijun on 25th December 2010 and appointed Mr.Long Weijun as the General Manger of Yunnan subsidiary company. The Company was committed to establish a new subsidiary company located in Kunming city, Yunnan province with the total investment of approximately $3.02 million (equivalent to RMB 20 million) with 1.51 million (equivalent to RMB 10 million) as registered capital and 1.51 million (equivalent to RMB 10 million) as capital proceeds. The initial proceed was released to Long Weijun on 31st December 2010 of total sum of $2.42 million (equivalent to RMB 16 million), the rest $0.6 million (equivalent to RMB 4 million) was released on 7th January 2011.

The Company will regularly review the loan receivable and if the Company does not receive the loan until 31st December 2011 and if the Yunnan subsidiary has not been set up, the Company will write off it as bad debts.

However, the Company entered into a termination agreement with Mr.Long Weijun on 13th February 2011 to terminate the trust agreement signed on 25th December 2010. The total proceed of $3.02 million (equivalent to RMB 20 million) is returned to the company on 28th February 2011.

7. Equipment Deposit

Equipment deposit consists of:

	December 31,	December 31,
	2010	2009

Equipment deposit for purchase computers for 4 new internet cafés and 3 of them was opened in March 2011 and 1 will be opened in April, 2011	$1,300,650	$81,217

8. Inventory

Inventory consists of:

	December 31,	December 31,
	2010	2009

Purchased IC cards	$180,582	$204,971

There was no allowance made for obsolete or slow moving inventory as of December 31, 2010 and December 31, 2009.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

9.  Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	December 31,	December 31,
	2010	2009

Leasehold improvement	$3,178,890	$2,388,938
Café computers equipments and hardware	7,045,296	3,333,037
Café furniture and fixtures	1,320,392	858,846
Office furniture, fixtures and equipments	52,293	21,117
Motor vehicles	252,967	94,072
	$11,849,838	$6,696,010
Less: Accumulated depreciation	(5,001,496)	(3,169,385)
Property, plant and equipment in service, net	6,848,342	3,526,625
Construction in progress	-	46,071
Property, plant and equipment, net	$6,848,342	$3,572,696

During the year ended December 31, 2010, depreciation expenses amounted to $1,664,405, of which $1,615,096 and $49,309 were recorded as cost of sales and general and administrative expense, respectively.

During the year ended December 31, 2009, depreciation expenses amounted to $1,303,177, of which $1,276,415 and $26,762were recorded as cost of sales and general and administrative expense, respectively.

10.  Intangible Assets

Intangible assets are summarized as follows:
	December 31,	December 31,
	2010	2009

Business License	$95,115	$-
Customer Lists	120,106	-
	215,221	-
Less: Accumulated Amortization	24,134	-
Total	$191,087	$-

During the years ended December 31, 2010 and 2009, amortization expenses amounted to $24,134 and $ 0 respectively which was recorded under cost of sales.

Estimated amortization for the next five years and thereafter is as follows:

Year ending December 31,

2011	$36,325
2012	36,325
2013	36,325
2014	36,325
2015	20,117
Thereafter	25,670
Total	$191,087

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

11.  Short Term Loan

The short term loan due within one year as of December 31, 2010 and December 31, 2009 consist of the following:

			December 31,	December 31,
Bank	Loan Period	Interest rate	2010	2009

China Construction Bank	October 27, 2009 to October 25, 2010	6.372%	$-	$146,259

China Construction Bank	November 15, 2010 to November 14, 2011	6.372%	151,245	-
			$151,245	$146,259

On October 27, 2009, the Company entered into a loan agreement with China Construction Bank for $146,259 (RMB1,000,000) which was secured by director’s guarantee. The annual interest rate is 6.372% and is due on October 25, 2010. On October 19, 2010, the Company settled the loan.

On November 15, 2010, the Company entered into a loan agreement with China Construction Bank for $151,245 (RMB1,000,000) which was secured by director’s guarantee. The annual interest rate is 6.372% and is due on November 14, 2011.

On July 1, 2010, the Company entered into a loan agreement with Shenzhen Yuzhilu Aviation Service Co., Ltd.  for $300,000. The annual interest rate is 8.000% and is due on October 1, 2010.  The Company settled such loan on October 8, 2010.

12.  Income and Other Taxes Payable

Income and other tax payables consist of the following:

	December 31,	December 31,
	2010	2009

Business tax payable	$420,236	$240,015
Income tax	483,006	280,027
Withhold individual income tax payable	4,022	2,907
Other tax payable	79,930	2,521
Total	$987,194	$525,470

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

13.  Due To A Shareholder

	December 31,	December 31,
	2010	2009

Mr. Guo Di Shan, a shareholder of the Company	$465,741	$5,162

The amount due to Mr. Guo Di Shan is unsecured with no stated interest and payable on demand.

14.  Cost of revenue

Cost of revenue consists of the following:

	For The Years ended
	December 31
	2010	2009
Cost of revenue consists of
Depreciation and amortization	$1,615,096	$1,276,415
Salary	1,746,098	830,944
Rent	1,089,910	814,954
Utility	1,541,090	1,367,545
Business tax and surcharge	4,839,276	3,319,554
Others	991,986	800,115

	$11,823,456	$8,409,527

15.  Income Tax

The Company’s subsidiary incorporated in PRC is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws.  Junlong was charged a tax rate of 20% of its taxable income in 2009 and 22% in 2010.

The Company uses the liability method, where deferred tax assets and liabilities are determined  based on the expected future tax consequences of temporary differences between the carrying amounts of assets and  liabilities for financial and income tax reporting  purposes.  There are no material timing differences and therefore no deferred tax asset or liability at December 31, 2010. As approved by the relevant tax authority in the PRC, Junlong’s income tax rates will be 24% for 2011 and 25% for 2012 and thereafter.

The income tax provision consists of the following:
	2010	2009

Current
- PRC	$1,819,380	$1,068,262
Deferred
- Increase in deferred tax asset	137,918	$-
- Change in valuation allowance	(137,918)	-

Income Tax Expenses	$1,819,380	$1,068,262

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

15.  Income Tax - Continued

The Company applied the provisions of ASC 740.10.50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company classified all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until December 31, 2010, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the year ended December 31, 2010 and 2009, respectively.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 10 years.

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 22% and 20% for the years ended December 31, 2010 and 2009 to income before income taxes for the years ended December 31, 2010 and 2009 for the followings reasons:

	2010	2009

Income before income taxes	$7,565,963	$5,456,711

Computed “expected” income tax expense at 22% and 20% in 2010 and 2009	$1,664,512	$1,091,342
Tax effect of net taxable timing differences	16,950	(23,080)
Effect of cumulative tax losses	137,918	-
	$1,819,380	$1,068,262

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the years ended December 31, 2010 and 2009.

16.  Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The pension expense related to this plan, which is calculated at a range of 8% of the average monthly salary.  The pension expense was $ 9,555 and $6,671 for the year ended December 31, 2010 and 2009, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

17. Stockholders’ Equity

(i) Common Stock

On July 2, 2010, the China Internet Cafe Holdings Group, Inc. (“China Internet Cafe”), entered into a share exchange transaction with Classic Bond Development Limited, a British Virgin Islands corporation (“Classic Bond”), and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, China Internet Cafe  acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 19,000,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the 20,200,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 4,973,600 shares of common stock held by the Company’s former majority stockholder which have a net effect of increase of 1,200,000 shares. The business, assets and liabilities did not change as a result of the reverse acquisition.

As of December 31, 2010 and 2009, there are 20,200,000 and 19,000,000 shares issued and outstanding respectively.

(ii) Stock based compensation

On November 22, 2010, the Company signed an agreement with an advisor, and advisor agrees to represent the Company, as a non-exclusive advisor to assist the Company in its business and corporate development, in structuring its capital transactions.

The Company agreed to pay advisor a flat fee of $10,000 per month as cash compensation.  Besides, the company agreed to grant 400,000 shares of common stock as stock based compensation to the advisor base on the following vesting schedule:

1)	200,000 shares upon completion of a Transaction in February of 2011;
2)	100,000 shares six months after the completion of a Transaction in August of 2011; and
3)	100,000 share twelve months after the completion of a Transaction in February of 2011.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

18.  Commitments and Contingencies

Operating Leases
In the normal course of business, the Company leases office space and internet cafes under operating leases agreements, which expire through 2014. The Company rents internet cafes venues and office space, primarily for regional sales administration offices that are conducive to administrative operations. The operating leases agreements generally contain renewal options that may be exercised in the Company's discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

As of December 31, 2010, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
2011	$1,476,433
2012	1,238,483
2013	950,672
2014	855,669
2015	449,488
$4,970,745

During the year ended December 31, 2010, rent expenses amounted to $1,153,802, of which $1,089,910 and $63,892 was recorded as cost of sales and general and administrative expense, respectively.

During the year ended December 31, 2009, rent expenses amounted to $823,730, of which $814,954 and $8,776 was recorded as cost of sales and general and administrative expense, respectively.

Purchase of Plant & Equipment of a total consideration of $174 million

During the fiscal year ended December 31, 2010, the Company signed two contracts for leasehold improvement and to purchase of plant and equipment for the four internet cafes under construction, totaling $1,743,587 (representing RMB11,528,250). As of December 31, 2010, the Company paid $1,300,650 (representing RMB8,599,635 ) was recorded in Equipments Deposits for those plant and equipments not delivered yet.

19. Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the years ended December 31, 2010 and 2009.

At December 31, 2010 and 2009, there was one supplier of consignment snacks and drinks with amount of $67,224 and $33,979 respectively which accounted for 97% and 100% of the Company’s account payable.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

20.  Operating Risk and Uncertainties

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 11.  Other financial assets and liabilities do not have material interest rate risk.

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

21. Segment Information

The Company applies the provisions of ASC 280, "Disclosures about Segments of an Enterprise and Related Information". The Company views its operations and manages its business as one segment: the operation of internet café chain. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance.  The Company operates predominantly in one geographical area, the PRC.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

22.  Subsequent Event

Securities Purchase Agreement

On February 18, 2011, in connection with a security purchase agreement between China Internet Café Holdings Group, Inc. and the investors, we closed a private placement of approximately $6.4 million from offering a total of 474,967 units at a purchase price of $13.50 per Unit, each consisting of:(i) nine shares of the Company’s 5% Series A Convertible Preferred Stock, par value $0.00001 per share, convertible on a one to one basis into nine shares of the Company’s common stock, par value $0.00001 per share; (ii) one share of Common Stock; (iii) two three-year Series A Warrants, each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants, each exercisable for the purchase of one share of Common Stock, to purchase one share of Common Stock, at an exercise price of $3.00 per share.

Registration Rights Agreement

In connection with the Offering, the company also entered into a registration rights agreement with the Investors, in which the company agreed to file a registration statement with the Commission to register for resale the Common Stock and the Common Stock issuable upon conversion of the Preferred Stock, the Series A Warrant Shares and the Series B Warrant Shares, within 45 calendar days of the Closing Date, and to have the registration statement declared effective within 150 calendar days of the Closing Date or within 180 calendar days of the Closing Date in the event of a full review of the registration statement by the U.S. Securities and Exchange Commission (“SEC”). If the company does not comply with the foregoing obligations under the Registration Rights Agreement, the company will be required to pay cash liquidated damages to each Investor, at the rate of 1% of the applicable subscription amount for each 30 day period in which we are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any registrable securities that may be sold pursuant to Rule 144 under the Securities Act, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

Securities Escrow Agreement

In connection with the Offering, we also entered into a securities escrow agreement with the Investors and Mr. Dishan Guo (the “Stockholder”), the Company’s chairman, pursuant to which, the Stockholder agrees to deliver into an escrow account one share of our Common Stock for each $10 sold to the Purchasers in the Offering to be used as escrow shares, equal to 641,205 shares of common stock (the “Escrow Shares”).  The distribution of the Escrow Shares shall be based on a performance threshold for the Company.  With respect to the 2011fiscal year, if the company earn less than $9,500,000, then the Escrow Shares for such year will be delivered to the Investors in the amount of 10% of the Escrow Shares for each full percentage point by which such threshold was not achieved up to a maximum of the Escrow Shares.

Lock-up Agreement

On the Closing Date, the company entered into a lock-up agreement (the “Lock-Up Agreement”) with Mr. Dishan Guo (the “Affiliate”), whereby the Affiliate is prohibited from selling our securities that they directly or indirectly own (the “Lock-Up Shares”) until 9 months after the Registration Statement is declared effective by the Commission (the “Lock-Up Period”). In addition, the Affiliate further agrees that during the 12 months immediately following the Lock-Up Period, the Affiliate shall not offer, sell, contract to sell, assign, transfer (the “Transfer”) more than 0.83333% of the Lock-Up Shares during each calendar month following the Lock-Up Period, other than engaging in a Transfer in a private sale of the Lock-Up Shares if the transferee agrees in writing to be bound by and subject to the terms of the Lock-Up Agreement.

The Company engaged TriPoint Global Equities, LLC (the "Agent") as placement agent in connection with the sale of securities in the Offering and agreed to pay the Agent (i) cash commissions equal to 7% of the gross proceeds received by the Company; (ii) a cash management finance fee equal to 1% of the gross proceeds raised by the Company in the Offering, payable at the time of each closing;  (iii) a non-accountable expense fee equal to 0.5% of the gross proceeds; and (iv) warrants to purchase such number of securities equal to 9% of the aggregate number of shares of common stock issuable in connection with the Offering (the “Agent Warrants”). The Agent’s Warrants will all have three year terms and will be exercisable at the following prices: (i) $1.35 per share (427,470 warrants), (ii) $2,00 per share (85,494 warrants and (iii) $3.00 per share (85,494 warrants).  The Company also agreed to compensate the Placement Agent for all of its reasonable expenses in connection with the Offering.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

22.  Subsequent Event - continued

Series A Preferred Stock Certificate of Designation

On February 16, 2011, the Company filed with the Secretary of State of Nevada a Certificate of Designation, Preferences and Rights for the 5% Series A Convertible Preferred Stock (the “Certificate of Designation”) as an amendment to its Articles of Incorporation.  Capitalized terms not defined herein shall have the meaning ascribed to them in the Certificate of Designation.

For each outstanding share of Series A Preferred Stock, dividends shall be payable quarterly, at the rate of 5% per annum, on or before each date that is thirty days following the last day of each June, September, December and March of each year.  Dividends on the Series A Preferred Stock shall accrue and be cumulative from and after the date of the initial issuance of the Series A Preferred Stock.

Upon liquidation of the Company, holders of Series A Preferred Stock are entitled to be paid, prior to any distribution to any holders of common stock, or any other class or series of stock issued hereafter or junior to the Series A Preferred Stock, an amount equal to $1.35 per share plus the amount of any accrued but unpaid dividends thereon, as of the date of liquidation (the “Series A Liquidation Preference Amount”).

Each share of Series A Preferred Stock at the option of the holder may be convertible into a number of fully paid and nonassessable shares of Common Stock equal to the quotient of (i) the Series A Liquidation Preference Amount divided by (ii) the Conversion Price in effect as of the date of the Conversion Notice.

Until conversion, the Preferred Stock shall have no voting rights other than with respect to matters that may adversely affect the rights of the holders of the Series A Preferred Stock.

The description of the Series A Preferred Stock above is qualified in its entirety by reference to a copy of the Certificate of Designation attached to this Current Report on Form 8-K as Exhibit 3.2.

Name Change

On January 20, 2011, China Internet Café Holdings Group, Inc. filed with the Nevada Secretary of State an amendment to its Amended and Restated Articles of Incorporation to give effect to a name change from “China Unitech Group, Inc.” to “China Internet Café Holdings Group, Inc.” The Amended and Restated Articles of Incorporation were approved by our board of directors on July 30, 2010 and were approved by a stockholder holding 59.45% of our outstanding common stock by written consent on July 30, 2010.

The Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission regarding the amended and restated articles of incorporation on August 8, 2010, and mailed the information statement to our stockholders on August 13, 2010. In connection with the name change, on January 25, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”) requesting a name change from “China Unitech Group, Inc.” to “China Internet Café Holdings Group, Inc.” as well as an OTC voluntary symbol change from “CUIG” to “CICC.” These changes became effective on February 1, 2011. Our common stock began trading under the Company’s new name on the Over-the Counter Bulletin Boards on Tuesday, February 1, 2011 under our new trading symbol “CICC.”

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

22.  Subsequent Event - continued

Yunnan Subsidiary Company

The company has entered into a trust agreement with Mr. Long Weijun on 25th December 2010 and appoint Mr.Long Weijun as the General Manger of Yunnan subsidiary company. The Company is committed to establish a new subsidiary company located in Kunming city, Yunnan province with the total investment of approximately $3.02 million (equivalent to RMB 20 million) with 1.51 million (equivalent to RMB 10 million) as registered capital and 1.48 million (equivalent to RMB 10 million) as capital proceeds. The initial proceed was released to Long Weijun on 31st December 2010 of total sum of  $2.42 million (equivalent to RMB 16 million), the rest $0.60 million (equivalent to RMB 4 million) was released on 7th January 2011.

Upon the establishment of the new subsidiary company, the company is committed to pay a monthly salary of approximately $1,100 (RMB7,500) plus 3% of the net income of the respective subsidiary companies as bonus.

The Company has entered into a termination agreement with Mr.Long Weijun on 13th February 2011 to terminate the trust agreement signed on 25th December 2010. The total proceed of $3.02 million (equivalent to RMB 20 million) is returned to the company on 28th February 2011.

New Opened Cafes

In March 2011, the Company opened three Internet cafes in Shenzhen and as a result, the Company own 47 internet cafes within PRC, with 1 internet cafes under construction and expected to open on April 2, 2011.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2010. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer/chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer/chief financial officer, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Dishan Guo, the Company’s chief executive officer and chief financial officer. Based on its assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of our current officers and directors, as well as certain information about them, are set forth below:

NAME	AGE	POSITION
Dishan Guo	46	Chairman, Chief Executive Officer and Chief Financial Officer
Zhenquan Guo	33	Director
Lei Li	46	Director
Wenbin An	71	Director
Lizong Wang	46	Director

Dishan Guo. Mr. Guo became our Chairman and CEO on July 2, 2010, the day that we consummated our reverse acquisition of Classic Bond. As the founder of Junlong, Mr. Guo has served as the Managing Director and CEO of Junlong for over 7 years since 2003. He is responsible for the strategic planning of the company’s business and growth and overseeing the operations of the company. He has extensive experience and contacts in the industry. He is the executive president of Shenzhen Longgang District Internet Industry Association, which is the associate department of the ministry of culture and sets the internet café industry standards, and a director of Guangdong High-Tech Industry Association. Mr. Guo graduated from Administrative Management Institute in Guangdong Province in 1996, holding a college degree in business management. Mr. Guo’s foregoing experience, qualifications, attributes and skills led us to the conclusion that he should serve as a director of our company, in light of our business and structure.  Mr. Guo became our Chief Financial Officer on September 27, 2010.

Zhenquan Guo. Mr. Zhenquan Guo joined our board on August 7, 2010. Mr. Guo joined Junlong in 2003, working in a variety of roles. Since 2006, he has been the Operation Director. He is in charge of the daily operations of Junlong’s wholly owned internet cafés. Over the past five years, he has taken part in the set up and license application tasks for each internet cafe, and has gained extensive experience in the internet cafe industry. Mr. Guo graduated from Gannan Normal University in 2000, majoring in Mathematics and Applied Mathematics. He obtained his master’s degree in marketing from Shenzhen University in 2008. Mr. Guo’s foregoing experience, qualifications, attributes and skills led us to the conclusion that, in light of our business and structure, he should serve as a director of our company.

Lei Li. Mr. Lei Li joined our board on August 7, 2010. Mr. Li is the founder and managing director of the Boardroom Advisors Company Limited, a Beijing-based financial advisory firm. He is currently also a director of Universal Travel Group, a NYSE-listed company. He served as chief financial officer of Synutra International, Inc., a NASDAQ-listed company, from October 2007 to November 2009. From August 2004 to September 2007, Mr. Li was vice president and chief financial officer of Kasen International Holdings Limited, a public company listed on the Hong Kong Stock Exchange. Prior to that, Mr. Li served as chief financial officer at Eagle Brand Holdings Limited, a company listed on the Singapore Stock Exchange. Mr. Li’s experience also includes serving as a financial controller at the Korean division of Exel Plc, and serving as a senior auditor at Waste Management Inc.’s international department in London. Mr. Li is a fellow member of the Association of Chartered Certified Accountants (ACCA) in the UK. He received a bachelor’s degree in management and engineering from Beijing Institute of Technology, a master’s degree in economics from Renmin University of China, and a master’s degree in accounting and finance from the London School of Economics. Mr. Li’s foregoing experience, qualifications, attributes and skills led us to the conclusion that, in light of our business and structure, he should serve as a director of our company.

Wenbin An. Mr. Wenbin An joined our board on August 7, 2010. Mr. An was a diplomat before retiring in 2002. He was deputy consul general in the PRC Consulate in Los Angeles from 1987 to 1994. In 1995, after returning to Beijing, he served as the Ministry of Foreign Affairs’ Chief of Protocol for seven years, during which time he organized many high profile events, including the Fourth World Conference on Women in Beijing in 2005 and the celebration of the handover of Hong Kong in 1997, and he accompanied PRC leaders in visits to more than 30 foreign countries. Mr. An graduated from Zhongshan University in Guangzhou, where he majored in English language. Since retirement, Mr. An has been serving as a business consultant to PRC companies. Mr. An’s foregoing experience, qualifications, attributes and skills led us to the conclusion that, in light of our business and structure, he should serve as a director of our company.

Lizong Wang. Mr. Lizong Wang joined the board on August 7, 2010. Mr. Wang currently serves as deputy secretary of China Society for Promotion of The Guangcai Program, a program initiated and implemented by PRC private enterprises to alleviate poverty. He also serves as a strategic advisor and independent director of Universal Travel Group, Shenzhen 3nod Electronics Co., Ltd, and Shenzhen Ruidefeng Pesticide. In addition, he acts as economic consultant to a number of municipalities in the PRC as well as Asan in Korea. Mr. Wang is a frequent lecturer at higher education institutions in the Greater China Region. During the past five year, Mr. Wang has served as the President of the Guangdong High-Tech Industry Association. In 2007, Mr. Wang was nominated Honorary Citizen by the U.S. cities of Dallas and Los Angeles. He has also been elected the member of the Guangdong chapter of the Chinese People's Political Consultative Conference (CPPCC).  In light of our business and structure, Mr. Wang’s foregoing experience, qualifications, attributes and skills led us to the conclusion that, in light of our business and structure, he should serve as a director of our company.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Meetings of Our Board of Directors

During fiscal year ended December 31, 2010, our Board of Directors did not meet. We did not hold an annual meeting in 2010.

Board Committees

We presently have an audit committee lead by Lawrence Lee as the chairperson, a compensation committee lead by Wenbin An as the chairperson, and a nominating committee lead by Lizong Wang as the chairperson The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

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

Our amended and restated articles of incorporation provide that no director or officer will be personally liable to us or any of our stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of NRS. In addition, our amended and restated articles of incorporation and bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the NRS by providing that:

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

Summary Compensation Table— Fiscal Years Ended December 31, 2010 and December 31, 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Total ($)
Dishan Guo,	2010	44,118	44,118
Chief Executive Officer (1)	2009	5,856	5,856
Xuezheng Yuan,	2010	-	-
Former Chief Executive Officer (2)	2009	-	-

(1)
On July 2, 2010, we acquired Classic Bond in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Dishan Guo became our Chief Executive Officer and President. Prior to the effective date of the reverse acquisition, Mr. Guo served at Classic Bond’s VIE, Junlong, as its CEO. The annual, long term and other compensation shown in this table include the amount Mr. Guo received from Junlong prior to the consummation of the reverse acquisition.

(2)	Xuezheng Yuan resigned as our sole officer upon the closing of the reverse acquisition of Classic Bond on July 2, 2010.

Employment Agreements

All of our employees, including Dishan Guo, our Chief Executive Officer, have executed our standard employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Guo’s employment agreement provides for an annual salary of RMB 300,000 (approximately $44,118).

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

It is not uncommon for private companies in the PRC to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2010.

Compensation of Directors

During the 2010 fiscal year, no member of our board of directors received any compensation for his services as a director.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Junlong, 1-D-1010, Yuanjing Park, Long Xiang Road, Long Gang District, Shenzhen, Guangdong Province, People’s Republic of China.

Name and Address of Beneficial Owner	Position	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Dishan Guo	Chairman and Chief Executive Officer	Common stock, $0.001 par value	12,008,750	56.85%
Zhenquan Guo(3)	Director	Common stock, $0.001 par value	600,020	2.85%
Lei Li(3)	Director	Common stock, $0.001 par value	—	—
Wenbin An(3)	Director	Common stock, $0.001 par value	—	—
Lizong Wang(3)	Director	Common stock, $0.001 par value	100,000	0.47%
All officers and directors as a group (5 persons named above)		Common stock, $0.001 par value	12,729,280	60.17%
5% Security Holders
Dishan Guo		Common stock, $0.001 par value	12,708,770	56.85%

(1)  Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2) A total of 21,124,967 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 30, 2011.

(3) Zhengquan Guo, Lei Li, Wenbin An and Lizong Wang joined our board of directors on August 7, 2010.

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

•
On July 2, 2010, we entered into a cancellation agreement with certain shareholders, namely, Xuezheng Yuan, First Prestige, Inc., Shuihua Cheng, Catalfa Holdings, Inc. and JD Infinity Holdings, Inc., whereby these shareholders agreed to the cancellation of 4,973,600 shares of our common stock owned by them. At the time he entered into the Cancellation Agreement, Mr. Yuan was our sole director and officer.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2010	$82,000	EFP Rotenberg, LLP

2010	$8,750	Paula S. Morelli, CPA, P.C.

2009	$0	EFP Rotenberg, LLP

2009	$8,750	Paula S. Morelli, CPA, P.C.

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A are:

2009 Junlong’s Audit	$90,000

2010 Q1 Junlong Review	$10,000

2010 Q2 Junlong Review	$10,000

2010 Q3 Junlong Review	$10,000

2010 Q4 Junlong Review	$52,000

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and December 31, 2009, we were not billed by our principal accountants for professional services rendered for tax compliance, tax advice, and tax planning.

PART V

Item 15.                 Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1*	Form of Share Exchange Agreement, dated July 2, 2010, among the Company, Classic Bond Development Limited and its shareholders.

3.1**	Articles of Incorporation of the Company

3.2**	Bylaws of the Company

3.3***	Amended and Restated Bylaws, adopted on July 30, 2010

3.4******	Certificate of Designations Preferences and Rights of the 5% Series A Convertible Preferred Stock of China Internet Café Holdings Group, Inc.

4.1*	Form of Cancellation Agreement, dated July 2, 2010, among the Company and certain shareholders.

4.2**	Specimen Stock Certificate

10.1*	Management Consulting Service Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.2*	Equity Pledge Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.3*	Option Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.4*	Proxy Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.5*	English Translation of Employment Agreement, dated April 1, 2009, between Junlong and Tu Fan.

10.6*	English Translation of Form of Non-disclosure and Non-competition Agreement, dated March 11, 2010, between Junlong and its employees.

10.7*	English Summary of Loan Agreement, dated October 23, 2009, between Junlong and Shenzhen Branch of China Construction Bank.

10.8*	English Summary of Guaranty Contract of Maximum Amount, dated October 23, 2009, between Dishan Guo and Shenzhen Branch of China Construction Bank.

10.9*	English Summary of Purchase Agreement, dated June 7, 2010, between Junlong and Shenzhen SEG Industrial Investment Co., Ltd.

10.10*	English Summary of Lease Contract, dated September 1, 2006, between Junlong and Zou Zhiwei.

10.11*	English Summary of Lease Contract, dated December 15, 2009, between Junlong and Hao Changsheng

10.12*****	Lease contract re: No. 1 Xinxin Garden, Fangjicun, Xudong Road, Wuchang, Wuhan, Hubei Province, China 430062 between the Company and Xuezheng Yuan.

10.13******	Securities Purchase Agreement, dated February 22, 2011, by and among China Internet Café Holdings Group, Inc. and Investors identified therein

10.14******	Registration Rights Agreement, dated February 22, 2011

10.15******	Securities Escrow Agreement, dated February 22, 2011

10.16******	Lock-up Agreement, dated February 22, 2011

10.17******	Form of Series A Warrant

10.18******	Form of Series B Warrant

14.1****	Code of Ethics

21*	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

91.1******	Press Release

99.2******	Investor Presentation

* Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 9, 2010.

** Incorporated by reference to our Registration Statement on Form SB-2 filed on August 30, 2006.

* **Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 3, 2010.

* ***Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on June 30, 2008.

***** Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 28, 2010.

****** Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2011
CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer & Chief Financial Officer (Principal Executive Officer & Principal Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer, Chief Financial
Officer, and Chairman of the Board (principal
/s/ Dishan Guo	executive officer and principal financial officer)	March 30, 2011
Dishan Guo

/s/ Zhengquan Guo	Director	March 30, 2011
Zhengquan Guo

/s/ Lei Li	Director	March 30, 2011
Lei Li

/s/ Wenbin An	Director	March 30, 2011
Wenbin An

/s/ Lizong Wang	Director	March 30, 2011
Lizong Wang