Form 10-Q
period 2011-03-31
China Internet Cafe Holdings Group, Inc.
filed 2011-05-23
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER: 000-52832

CHINA INTERNET CAFE HOLDINGS GROUP, INC.
(Exact Name of small business issuer as specified in its charter)

Nevada	98-0500738
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

#2009-2010, 4th Building, ZhuoYue Century Center, FuHua Third Road, FuTian District, Shenzhen, Guangdong Province  P.R.C.  518048
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: 011-86-755-8989-0998

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 23, there are 21,124,967 shares of $0.00001 par value common stock (the “Common Stock”) issued and outstanding.

FORM 10-Q
CHINA INTERNET CAFE HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$15,237,910	$3,836,824
Restricted cash	951,278	945,280
Loan receivable	-	2,419,916
Rental deposit	27,534	55,512
Equipment deposit	-	1,300,650
Prepayment	73,808	-
Inventory	175,066	180,582
Deferred advisory fee	556,274	-
Deferred tax assets	55,695	-
Total current assets	17,077,565	8,738,764
Property, plant and equipment, net	8,169,399	6,848,342
Intangible assets, net	183,160	191,087
Rental deposit-long term portion	288,780	235,509
Total assets	$25,718,904	$16,013,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$152,204	$151,245
Accounts payable	105,742	69,373
Deferred revenue	935,833	579,822
Payroll and payroll related liabilities	210,684	199,548
Income and other taxes payable	1,182,175	987,194
Accrued expenses	306,455	102,018
Amount due to a shareholder	1,397,776	465,741
Dividend payable on preferred stock	33,202	-
Derivative financial instrument - preferred stock	5,304,176	-
Derivative financial instrument - warrants	2,871,523	-
Total current liabilities	12,499,770	2,554,941

Commitments and contingencies (Note 17)

Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0 as of March 31, 2011 and December 31, 2010)	-	-

Stockholders' Equity
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,124,967 and 20,200,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	211	202
Additional paid in capital	1,069,050	1,628,417
Statutory surplus reserves	718,744	718,744
Retained earnings	10,763,812	10,499,454
Accumulated other comprehensive income	667,317	611,944
Total stockholders’ equity	13,219,134	13,458,761
Total liabilities and stockholders’ equity	$25,718,904	$16,013,702

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

	For The Three Months Ended
	March 31
	2011	2010

Revenue	$6,489,581	$3,721,105

Cost of revenue	3,995,342	2,160,139
Gross profit	2,494,239	1,560,966

Operating Expenses
General and administrative expenses	667,727	68,794
Total operating expenses	667,727	68,794

Income from operations	1,826,512	1,492,172

Non-operating income (expenses)

Derivative financial instrument – day-one loss	(1,120,072)	-
Change in fair value of derivative financial instrument – preferred stock	94,307	-
Change in fair value of derivative financial instrument – warrant	57,039	-
Interest expenses	(2,531)	(1,141)
Other income	1,994	-
Other expenses	-	(29)

Total non-operating expenses	(969,263)	(1,170)

Net income before income taxes	857,249	1,491,002
Income taxes	559,689	333,864

Net income attributable to China Internet Cafe Holdings Group, Inc.	297,560	1,157,138
Dividend on preferred stock	(33,202)	-

Net income attributable to China Internet Cafe Holdings Group, Inc. Common Stockholders	$264,358	$1,157,138

Other comprehensive income
Net income	$297,560	$1,157,138
Foreign currency translation adjustment	55,373	1,122
Net comprehensive income	$325,933	$1,158,260

Earnings per share
- Basis	$0.01	$0.06
- Diluted	$0.01	$0.06

Weighted average common stock outstanding
- Basis	20,580,542	19,000,000
- Diluted	20,580,542	19,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For The Three Months Ended
	March 31
	2011	2010
Cash flows from operating activities
Net income	$297,560	$1,157,138
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative financial statements – day-one loss	1,120,072	-
Change in fair value of derivative financial instrument – preferred stock	(94,307)	-
Change in fair value of derivative financial instrument – warrant	(57,039)	-
Advisory fee	415,726	-
Depreciation	621,998	338,802
Amortization	9,112	-
Deferred tax assets	(55,532)	-
Changes in operating assets and liabilities:
Prepayment	(73,592)	2,501
Rental deposit	(23,398)	-
Inventory	6,642	14,016
Accounts payable	37,676	17,491
Deferred revenue	351,300	(8,029)
Payroll and payroll related liabilities	9,840	(21,099)
Income and other taxes payable	188,166	77,696
Accrued expenses	201,752	1,230
Amount due to a shareholder	928,585	(489)
Net cash provided by operating activities	3,884,561	1,579,257
Cash flows from investing activities
Acquisition of property, plant and equipment	(590,787)	(395)
Receipt of loan receivable due to termination of an investment agreement	2,428,142	-
Net cash provided by investing activities	1,837,355	(395)
Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	10,000
Net cash flows provided by financing activities:	5,675,614	10,000
Effect of foreign currency translation on cash	3,556	478
Net increase in cash	11,401,086	1,586,340
Cash - beginning of period	3,836,824	3,056,846
Cash - end of period	$15,237,910	$4,646,186

Cash paid during the period for:
Interest paid	$2,531	$2,330
Income taxes paid	$484,648	$280,075

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND INVESTING ACTIVTIES:
Transfer of equipment deposits paid in property and equipment	$1,224,660	$-
Dividend payable on preferred stock	$33,202	$-
Advisory fee	$415,726	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

1.	Organization, Recapitalization and Nature of Business

China Internet Cafe Holdings Group, Inc. (“China Internet Cafe”)
China Internet Cafe Holdings Group, Inc. (formerly known as China Unitech Group, Inc.) ( “the Company”, “we”, “us”, “our” or “China Internet Cafe”) was incorporated in the State of Nevada on March 14, 2006. The Company was a development company from incorporation to June 30, 2010. On July 2, 2010, the Company successfully closed a share exchange transaction with the shareholders of Classic Bond Development Limited, a British Virgin Islands corporation (“Classic Bond”). The Company will operate through its variable interest entities in China to execute the current business plan of those affiliates which involves the operation of a chain of China-based internet cafes.

On February 1, 2011, the Company changed its name from China Unitech Group, Inc. to China Internet Cafe Holdings Group, Inc.

Recapitalization of Classic Bond Development Limited
On July 2, 2010, the China Internet Cafe, entered into a share exchange transaction with Classic Bond Development Limited, a British Virgin Islands corporation (“Classic Bond”), and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, China Internet Cafe acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 19,000,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the 20,200,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 4,973,600 shares of common stock held by the Company’s former majority stockholder which have a net effect of increase of 1,200,000 shares. The business, assets and liabilities did not change as a result of the reverse acquisition.

This share exchange transaction resulted in those shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the Company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Classic Bond as the accounting acquirer and China Internet Cafe as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of Classic Bond whereby Classic Bond is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of China Internet Cafe. The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented.

Accordingly, all references to common shares of Classic Bond’s common stock have been restated to reflect the equivalent number of China Internet Cafe’s common shares. In other words, the 2,000,000 Classic Bond shares outstanding are restated as 20,200,000 common shares, as of July 2, 2010. Each share of Classic Bond is restated to 10.10 shares of  China Internet Cafe.

The book value of  the net assets that for accounting purposes, were deemed to have been acquired by Classic Bond from China Internet Cafe, as of the date of acquisition (July 2, 2010) were $3,333.

During the recapitalization, the Company incurred restructuring expenses of $300,000, related legal and professional fee of $129,033 and the interest expenses of $6,053 related to the short term loan for paying restructuring expenses. All of these expenses amounting to $435,086 in total which recorded as reorganizational expenses in statement of income.

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

Classic Bond is in the business of operations of internet cafe, throughout the Longgang District of Shenzhen in Province of Guangdong of the People's Republic of China (“PRC”).  The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary of the Company located in the PRC: Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) and (b) an entity located in the PRC: Shenzhen Junlong Culture Communication Co., Ltd. (“Junlong”), which is controlled by the Company through contractual arrangements between Zhonghefangda and Junlong, as if Junlong were a wholly-owned subsidiary of the Classic Bond.

1. Organization and Nature of Business  - Continued

Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”)
Zhonghefangda , Classic Bond’s wholly-owned subsidiary, was incorporated in the PRC on June 10, 2010 with registered capital of $129,032 (HK$1 million). Zhonghefangda is engaged in provision of management and consulting services.

On June 11, 2010, to protect the Company’s shareholders from possible future foreign ownership restrictions, Zhonghefangda and Junlong entered into a series of agreements. Under these agreements Zhonghefangda obtained the ability to direct the operations of Junlong and to receive a majority of the residual returns. Therefore, management determined that Junlong became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) ASC 810-10 and Zhonghefangda was determined to be the primary beneficiary of Junlong. Accordingly, beginning June 11, 2010, Zhonghefangda is able to consolidate the assets, liabilities, results of operations and cash flows of Junlong in the financial statements. Because the legal representatives and ultimate major stockholder of Zhonghefangda and Junlong is the same person, Mr. Gou Dishan, Zhonghefangda and Junlong were deemed, until June 11, 2010, to be under the common control.

On June 10, 2010, Classic Bond formed Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) and Mr. Gou Dishan is the legal representative of Zhonghefangda and thereafter Zhonghefangda becomes a wholly owned subsidiary of Classic Bond and the whole reorganization is completed.

Exclusive Management and Consulting Agreement
On June 11, 2010, Zhonghefangda signed exclusive management and consulting services agreement with Junlong. Pursuant to the agreement, Zhonghefangda agreed to provide management and consulting services to Junlong, upon request, in connection with the operation of the Business. The agreement provides that Junlong will compensate Zhonghefangda in consideration for its right to receive the aggregate net profit of Junlong for a period of twenty (20) years and for succeeding periods of the same duration until terminated by both parties under agreed conditions.  Zhonghefangda will reimburse to Junlong the full amount of any net losses incurred by Junlong during the term of this agreement. As a result of entering into the exclusive management and consulting agreement, Zhonghefangda should be deemed to control Junlong as a VIE and should be consolidated in the accompanying financial statements.

Shenzhen Junlong Culture Communication Co., Ltd. (“Junlong”)
Junlong  is a Chinese enterprise organized in the PRC on December 26, 2003 in accordance with the Laws of the People’s Republic of China with the registered capital of $0.136 million (equivalent to RMB 1 million). In 2001, the Chinese government imposed higher capital (RMB10 million for regional internet cafe chain and RMB 50 million for national internet café chain) and facility requirements for the establishment of internet cafes. On August 19, 2004, Junlong was granted approval from Shenzhen Municipal People’s Government to increase its registered capital by $1,230,500 from $136,722 to $1,367,222 million (increased by RMB 9 million, from RMB 1 million to RMB 10 million)  The capital verification process has been completed.

In 2005, Junlong obtained internet cafe licenses of operating internet cafe chain from the Ministry of Culture, and opened the internet first cafe in April, 2006 and our members can access the internet at our venues. We started our internet cafes in 2006 and we opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010 and 10 internet cafes opened during the first five months of 2011.  As a result, we own 54 internet cafes within the Longgang District of Shenzhen.

2.	Summary of Significant Accounting Policies

(a)	Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($).

The unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 (the “Annual Report”).

Results of operations for the interim periods are not indicative of annual results.

(b)	Principle of consolidation

The condensed consolidated financial statements include the accounts of China Internet Cafe, Classic Bond, Zhonghefangda and the VIE-Junlong. All significant intercompany balances and transactions have been eliminated in the consolidation. The condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

(c)	Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Significant Estimates
These financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation of property, plant and equipment, deferred revenue, impairment testing of long-lived assets and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

(d)	Revenue recognition

Internet cafe members purchase prepaid IC cards which include stored value that will be deducted based on time usage of computer at the internet cafe. Revenues derived from the prepaid IC cards at the internet cafe are recognized when services are provided. This is based upon the usage of computer time at the internet cafe.  Outstanding customer balances in the IC cards are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrement to customer balances.   There is no expiration date for IC cards.

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks.  Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers.  During the three months ended March 31, 2011 and 2010, the commission income was $51,740 and $30,423, less than 1% of total revenue.

2.     Summary of Significant Accounting Policies - Continued

(e)	Cost of revenue

Cost of revenue consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafes including rental payments, utilities, business taxes and surcharges. Our internet surfing business tax is 20% on gross revenue generated from our internet cafes.  Our other surcharges are an education surcharge of 3%, city development surcharge of 1%, a culture development surcharge of 3%, and a snacks and drinks business tax of 5%.  All surcharges are calculated on the basis of business tax amount.

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

At March 31, 2011 and December 31, 2010, restricted cash of $951,278 (equivalent to RMB6,250,000) and $945,280 (equivalent to RMB6,250,000) represented cash held by an escrow agent on behalf of the Company for registered capital and operating cash flow purposes of a new subsidiary company to be established in Anshun city, Guizhou province.

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

Property, plant and equipment, comprising computer equipment and hardware, leasehold improvement, office furniture and vehicles and are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.
Estimated Useful Lives
Leasehold improvement	5 years

Cafe computer equipment and hardware	5 years

Cafe furniture and fixtures	5 years

Office furniture, fixtures and equipments	5 years

Motor vehicles	5 years

Leasehold improvement mainly results from the decoration expense.  All of our lease contracts state lease terms of 5 years and leasehold improvement is amortized over 5 years, which represents the shorter of useful life and lease term.

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

Development cost of internal-use software is insignificant and has been recorded as expense in the period such cost occurs.

(o)	Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $935,833 and $579,822 as at March 31, 2011 and December 31, 2010, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended March 31, 2011.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	March 31,	December 31,
	2011	2010

Current assets and Long term rental deposit	$16,528,173	$8,968,001
Property, plant and equipment	8,169,399	6,848,343
Intangible assets	183,160	191,087

Total assets	24,880,732	16,007,431
Total liabilities	(9,190,879)	(2,182,851)

Net assets	$15,689,853	$13,824,580

(s)	Foreign currency translation

Assets and liabilities of the Company with a functional currency of RMB is translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows (source: www.onanda.com):

	3/31/2011	3/31/2010
Quarter end RMB : USD exchange rate (closing buying rate)	6.5701	6.8361
Three months average RMB : USD exchange rate (average ask rate)	6.5894	6.8360

	12/31/2010
Year end RMB : USD exchange rate (closing buying rate)	6.6118
Average yearly RMB : USD exchange rate (average ask rate)	6.7788

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

There is no dilution factor occurred during the year, the basic EPS equals diluted EPS.

(v)	Statutory surplus reserves(Appropriated retained earnings)

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

As of March 31, 2011, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation requirement.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(w)	Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company adopted this guidance on January 1, 2011 which had no impact in the consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The amendments were effective January 1, 2011 and the Company adopted this guidance on January 1, 2011 which did not have a material impact in the Consolidated Financial Statements.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements which the Company included in its interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact in the consolidated financial results as they relate only to additional disclosures.

3.  Cash

Cash is summarized as follows:

	March 31,	December 31,
	2011	2010

Cash at bank	$15,211,755	$3,811,136
Cash in hand	26,155	25,688
	$15,237,910	$3,836,824

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents (Note 2).  As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

4.  Restricted Cash

	March 31,	December 31,
Bank deposits held by:	2011	2010

Mr. Fangrong, Zheng - Anshun city in Guizhou province	$951,278	$945,280

As at March 31, 2011 and December 31, 2010, the restricted cash represented the bank deposits of $951,278 (equivalent to RMB6,250,000) and $945,280 (equivalent to RMB6,250,000) held by an escrow agent on behalf of the Company for registered capital and operating cash flow purposes of a new subsidiary company to be established in Anshun city, Guizhou province.

Incorporation of a New Subsidiary Company

The Company was committed to establish a new subsidiary company, which is located in Anshun city, Guizhou province with the investment of approximately $2.283 million (equivalent to RMB15 million) as registered capital and operating cash flow purposes. The registered capital of the subsidiary company will be $0.457 million (RMB3,000,000).  As of March 31, 2011, the Company paid approximately $0.951 million (RMB6.25 million) to an escrow agent and the amount was recorded under restricted cash.

Upon the establishment of the subsidiary company, the escrow agent will be appointed as the General Manager of the subsidiary company. The Company is committed to pay a monthly salary of approximately $1,142 (RMB7,500) plus 3% of the net income of the respective subsidiary companies as bonus.

5.  Loan Receivable

Loan receivable consists of:

	March 31,	December 31,
	2011	2010
Name of Payee: Mr. Long Weijun
Terms: Interest free, unsecured and repayment date is February 28, 2011.	$-	$2,419,916

The Company entered into a trust agreement with Mr. Long Weijun on December 25, 2010 and appointed Mr. Long Weijun as the General Manger of Yunnan subsidiary company. The Company was committed to establish a new subsidiary company located in Kunming city, Yunnan province with the total investment of approximately $3.02 million (equivalent to RMB 20 million) with 1.51 million (equivalent to RMB 10 million) as registered capital and 1.51 million (equivalent to RMB 10 million) as capital proceeds. The initial proceed was released to Long Weijun on December 31, 2010 of total sum of $2.42 million (equivalent to RMB 16 million), the rest $0.6 million (equivalent to RMB 4 million) was released on January 7, 2011.

However, the Company entered into a termination agreement with Mr. Long Weijun on February 13, 2011 to terminate the trust agreement signed on December 25, 2010. The total proceed of $3.02 million (equivalent to RMB 20 million) is returned to the Company on February 28, 2011.

6. Equipment Deposit

Equipment deposit consists of:

	March 31,	December 31,
	2011	2010

Equipment deposit for purchase computers for 4 new internet cafes and 3 of them was opened in March 2011 and 1 would be opened in April, 2011	$-	$1,300,650

7. Inventory

Inventory consists of:

	March 31,	December 31,
	2011	2010

Purchased IC cards	$175,066	$180,582

There was no allowance made for obsolete or slow moving inventory as of March 31, 2011 and December 31, 2010.

8.  Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	March 31,	December 31,
	2011	2010

Leasehold improvement	$3,577,049	$3,178,890
Cafe computers equipments and hardware	8,216,825	7,045,296
Cafe furniture and fixtures	1,570,896	1,320,392
Office furniture, fixtures and equipments	189,368	52,293
Motor vehicles	254,572	252,967
	$13,808,710	$11,849,838
Less: Accumulated depreciation	(5,639,311)	(5,001,496)
Property, plant and equipment in service, net	8,169,399	6,848,342
Construction in progress	-	-
Property, plant and equipment, net	$8,169,399	$6,848,342

During the three months ended March 31, 2011, depreciation expenses amounted to $621,998, of which $607,402 and $14,596 were recorded as cost of sales and general and administrative expense, respectively.

During the three months ended March 31, 2010, depreciation expenses amounted to $338,802, of which $331,630 and $7,172 were recorded as cost of sales and general and administrative expense, respectively.

9.  Intangible Assets

Intangible assets are summarized as follows:
	March 31,	December 31,
	2011	2010

Business License	$95,718	$95,115
Customer Lists	120,868	120,106
	216,586	215,221
Less: Accumulated Amortization	(33,426)	(24,134)
Total	$183,160	$191,087

During the three months ended March 31, 2011 and 2010, amortization expenses amounted to $9,112 and $0 respectively which was recorded under cost of sales.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$27,417
2012	36,556
2013	36,556
2014	36,556
2015	20,244
Thereafter	25,831
Total	$183,160

10.  Short Term Loan

The short term loan due within one year as of March 31, 2011 and December 31, 2010 consist of the following:

			March 31,	December 31,
Bank	Loan Period	Interest rate	2011	2010

China Construction Bank	November 15, 2010 to November 14, 2011	6.372%	$152,204	$151,245

On November 15, 2010, the Company entered into a loan agreement with China Construction Bank for $152,204 (RMB1,000,000) which was secured by director’s guarantee. The annual interest rate is 6.372% and is due on November 14, 2011.

11.  Income and Other Taxes Payable

Income and other taxes payable consist of the following:

	March 31,	December 31,
	2011	2010

Business tax payable	$470,986	$420,236
Income tax	617,027	483,006
Withhold individual income tax payable	4,574	4,022
Other tax payable	89,588	79,930
Total	$1,182,175	$987,194

12.  Amount Due To A Shareholder (Related party loan)

	March 31,	December 31,
	2011	2010

Mr. Guo Dishan, a shareholder of the Company	$1,397,776	$465,741

The related party loan due to Mr. Guo Dishan is unsecured with no stated interest and payable on demand.

13.  Cost of Revenue

Cost of revenue consists of the following:

	For The Three Months Ended
	March 31
	2011	2010
Cost of revenue consists of
Depreciation and amortization	$597,843	$331,630
Salary	437,240	228,523
Rent	389,144	206,699
Utility	561,338	344,049
Business tax and surcharge	1,534,896	880,168
Others	474,881	169,070
	$3,995,342	$2,160,139

14.  Income Tax

The Company’s subsidiary incorporated in PRC is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws.  Junlong was charged a tax rate of 22% of its taxable income in 2010 and 24% in 2011.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting  purposes.  There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2010. As approved by the relevant tax authority in the PRC, Junlong’s income tax rates will be 25% for 2012 and thereafter.

The income tax provision consists of the following:

	For The Three Months Ended
	March 31
	2011	2010
Current
- PRC	$615,384	$333,864

Deferred
Increase in deferred tax assets	(409,644)	-
Change in valuation allowances	353,949
Deferred tax assets - current	(55,695)
Income Tax Expenses	$559,689	$333,864

The components of the deferred tax assets and deferred tax liability are as follows:

	March 31,	December 31,
	2011	2010
Deferred tax assets for NOL carryforwards-US	$491,867	$137,918
Temporary difference from accrued expenses	55,695	-
	547,562	137,918
Valuation allowance	(491,867)	(137,918)
Total deferred tax assets-current	55,695	-

The Company applied the provisions of ASC 740.10.50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company classified all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until March 31, 2011, the management considered that the Company had no uncertain tax positions affecting its condensed consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the three months ended March 31, 2011 and 2010, respectively.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 10 years.

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the condensed consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 24% and 22% for the three months ended March 31, 2011 and 2010 to income before income taxes for the three months ended March 31, 2011 and 2010 for the followings reasons:

	For The Three Months Ended
	March 31
	2011	2010

Income before income taxes	$857,249	$1,491,002

Computed “expected” income tax expense at 24% and 22% on income/loss in 2011 and 2010, respectively	$205,740	$333,864
Effect of cumulative tax losses	353,949	-
	$559,689	$333,864

14.  Income Tax - Continued

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the three months ended March 31, 2011 and 2010.

15.  Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The pension expense related to this plan, which is calculated at a range of 8% of the average monthly salary.  The pension expense was $ 2,826 and $734 for the three months ended March 31, 2011 and 2010, respectively.

16. Stockholders’ Equity

(i) Common Stock

On February 22, 2011 (the “Closing Date”), in connection with a security purchase agreement between China Internet Café Holdings Group, Inc. (hereinafter referred to as “we,” “us,” or the “Company”) and the investors, we closed a private placement (the “Offering”) of approximately $6.4 million from offering a total of 474,967 units (the “Units”) at a purchase price of $13.50 per Unit, each consisting of:(i) nine shares of the Company’s 5% Series A Convertible Preferred Stock, par value $0.00001 per share (the “Preferred Shares”), convertible on a one to one basis into nine shares of the Company’s common stock, par value $0.00001 per share (the “ Common Stock”); (ii) one share of Common Stock; (iii) two three-year Series A Warrants (the “Series A Warrants”),each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants (the “Series B Warrants”), each exercisable for the purchase of one share of Common Stock, to purchase one share of Common Stock, at an exercise price of $3.00 per share.

As of March 31, 2011 and December 31, 2010, there are 21,124,967 and 20,200,000 shares issued and outstanding respectively.

 (ii) Stock Based Compensation

On November 22, 2010, the Company entered into a 12 month Advisory Agreement with an affiliate of its placement agent, under which the affiliate agreed to render on-going financial advisory to the Company. As compensation for its services, the Company agreed to pay a monthly fee of $10,000, payable on the first day of each month after the completion of a Transaction, as defined in the agreement between the Company and its placement agent. Payment of these fees commenced on March 1, 2011, following completion of the sale of the Units.

The Company also agreed to place in escrow for issuance to the affiliate a total of 400,000 shares of Common Stock, with 200,000 shares to be released following the completion of a Transaction, 100,000 shares to be released six months after the completion of a Transaction and 100,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $2.16 per share (determined as described above), resulting in compensation expense for the services rendered and to be rendered of $864,000. The expense related to the services provided and to be provided is being recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expires. At March 31, 2011, $307,726 has been expensed and a further $556,274 remains to be expensed related to the services being provided over the period to November 21, 2011. At March 31, 2011, the remaining amount to be expensed is classified as deferred consulting fees, in accordance with the guidance at ASC 505-50-45-1.”

The Company measured the value of the shares at the same fair value used to measure the common stock underlying the sale of the Units on February 22, 2011.

17.	Series A Preferred Stock and Warrants

Securities Purchase Agreement

On February 22, 2011, pursuant to a Securities Purchase Agreement (the “Agreement”) between the Company and various accredited investors (the “Investors), we closed a private placement of 474,967 Units at a purchase price of $13.50 per Unit, resulting in aggregate gross proceeds of $6,412,055. Each Unit consists of:(i) nine shares of the Company’s 5% Series A Convertible Preferred Stock (the “Series A Preferred Stock”), par value $0.00001 per share, convertible on a one to one basis into nine shares of the Company’s common stock, par value $0.00001 per share; (ii) one share of Common Stock; (iii) two three-year Series A Warrants, each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants, each exercisable for the purchase of one share of Common Stock, at an exercise price of $3.00 per share.  In the aggregate, the sale of the 474,967 Units resulted in the issuance of 4,274,703 shares of Series A Preferred Stock, 474,967 shares of Common Stock, 949,934 Series A Warrants and 949,934 Series B Warrants.

Because certain of the instruments issued are derivative instruments which will be initially and continuously carried at fair value, we believe the aggregate proceeds received should be allocated following the principles implicit in the guidance at ASC 815-15-30-2.  The proceeds are first allocated to those derivative instruments that will initially and continuously be carried at fair value.  The remaining proceeds, if any, are then allocated among the non-derivative host contract and other non-derivative instruments on a relative fair value basis.  Because the fair value of the bifurcated embedded derivative instrument in the Convertible Preferred Stock and the fair value of the Warrants exceeded the proceeds received, no basis remained to be allocated to the non-derivative host contract portion of the Convertible Preferred Stock or to the Common Stock portion of the Units, and the Company recognized a day-one derivative loss.

Series A Preferred Stock

On February 16, 2011, the Company filed with the Secretary of State of Nevada a Certificate of Designation, Preferences and Rights for the 5% Series A Convertible Preferred Stock as an amendment to its Articles of Incorporation.

For each outstanding share of Series A Preferred Stock, dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of June, September, December and March of each year, commencing June 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance.

Upon liquidation of the Company, holders of Series A Preferred Stock are entitled to be paid, prior to any distribution to any holders of common stock, or any other class or series of stock issued hereafter or junior to the Series A Preferred Stock, an amount equal to $1.35 per share plus the amount of any accrued but unpaid dividends thereon, as of the date of liquidation (the “Series A Liquidation Preference”). Until conversion, the Series A Preferred Stock has no voting rights other than with respect to matters that may adversely affect the rights of the holders of the Series A Preferred Stock.

Each share of Series A Preferred Stock may be converted at any time, at the option of the holder, into a number of fully paid and non-assessable shares of Common Stock equal to the quotient of (i) the Series A Liquidation Preference divided by (ii) the conversion price in effect as of the date of the Conversion Notice.  The initial conversion price of the Series A Preferred Stock is $1.35 per share.  The conversion price is subject to adjustment for standard anti-dilution events, including stock splits or similar adjustments.  In addition, for a period of 12 months following the effective date of the Registration Statement required to be filed under the Registration Rights Agreement discussed below, in the event the Company issues or sells any additional shares of Common Stock or any securities convertible into or exchangeable for, directly or indirectly, Common Stock at a price per share less than the then-applicable Conversion Price or without consideration, then the Conversion Price upon each such issuance will be reduced to the price determined by multiplying the Conversion Price by a fraction: (1) the numerator of which is equal to the sum of (i) the number of shares of outstanding Common Stock immediately prior to the issuance of such additional shares of Common Stock plus (ii) the number of shares of Common Stock which the aggregate consideration for the total number of such additional shares of Common Stock so issued would purchase at a price per share equal to the outstanding Conversion Price in effect immediately prior to such issuance; and (2) the denominator of which is equal to the number of shares of outstanding Common Stock immediately after the issuance of such additional shares of Common Stock.

The Convertible Preferred Stock is not subject to mandatory redemption (except on liquidation) but is redeemable in certain circumstances:

If an “Organic Change” occurs (defined as (i) a capital reorganization of the Company (other than by way of a stock split or combination of shares or stock dividends or distributions or similar events, or (ii) a merger or consolidation of the Company with or into another corporation where the holders of the Company’s outstanding voting securities prior to such merger or consolidation do not own over 50% of the outstanding voting securities of the merged or consolidated entity, immediately after such merger or consolidation, or (iii) the sale of all or substantially all of the Company’s properties or assets to any other person, the holders of the Series A Preferred Stock may request redemption at 110% of the Series A Liquidation Preference of $1.35 per share. Because of the possible redemption conditions, the Convertible Preferred Stock is classified in mezzanine equity.

The Company reviewed the features of the Convertible Preferred Stock, other than the conversion feature, and concluded that, on balance, the terms and features of the host contract should be considered to be more akin to a debt instrument.  Accordingly, the embedded conversion option may be required to be bifurcated and accounted for as a derivative instrument unless it meets the exemption provided by ASC 815-10-15-74a.

The conversion price of the Convertible Preferred Stock is subject to adjustment if the Company subsequently sells Common Stock at a lower price. Also, as described above for the Warrants, the conversion option is denominated in U.S. dollars, a currency other than the Company’s functional currency. Accordingly, the embedded conversion option is not considered to be indexed only to the Company’s common stock.  In addition, the Company may be required to redeem the Convertible Preferred Stock for cash if, on receipt of a conversion request, it is unable to issue shares registered for resale for any reason.  In addition, the conversion price of the Convertible Preferred Stock is subject to adjustment if the Company subsequently sells Common Stock at a lower price but there is no explicit limit on the number of shares that the Company may be required to issue.  As a result of the foregoing, the exemption provided by ASC 815-10-15-74a is not available and the embedded conversion option has been bifurcated and accounted for as a derivative liability. Because the embedded conversion option has been bifurcated and accounted for as a derivative liability, no beneficial conversion option was required to be recognized.

17.	Series A Preferred Stock and Warrants - Continued

If, upon the Company's receipt of a Conversion Notice, the Company cannot issue shares of Common Stock registered for resale under the Registration Statement for any reason, including, without limitation, because the Company (i) does not have a sufficient number of shares of Common Stock authorized and available, (ii) is otherwise prohibited by applicable law or by the rules or regulations of any stock exchange, interdealer quotation system or other self-regulatory organization with jurisdiction over the Company or its securities from issuing all of the Common Stock which is to be issued to a holder of Series A Preferred Stock pursuant to a Conversion Notice or (iii) subsequent to the effective date of the Registration Statement, fails to have a sufficient number of shares of Common Stock registered for resale under the Registration Statement, then the Company shall issue as many shares of Common Stock as it is able to issue in accordance with such holder's Conversion Notice and with respect to the unconverted Series A Preferred Stock, the holder, solely at such holder's option, can require the Company to redeem the shares that cannot be converted at their Series A Liquidation Preference of $1.35 per share.

In addition to the holder’s right to convert the Series A Preferred Stock at any time, provided that the Common Stock underlying the Series A Preferred Stock is registered under an effective registration statement or is available for resale under Rule 144, without limitation, all outstanding shares of the Series A Preferred Stock will automatically convert into shares of Common Stock (subject to a restriction that the holder may not convert if it would result in them holding in excess of 9.99% of the then issued and outstanding shares of Common Stock, unless they waive such restriction in writing at least 61 days prior) at the earlier to occur of (i) the 24 month anniversary of the Closing Date, or (ii) at such time that the volume-weighted average price of  the Company’s Common Stock is equal to or greater than $3.00 (as may be adjusted for any stock splits or combinations of the Common Stock) for a period of ten consecutive trading days and such Common Stock has an average daily trading volume, for ten consecutive trading days, equal to or greater than 50,000 shares.

Warrants

The Series A and Series B Warrants are exercisable at any time and from time to time at an exercise price of $2.00 and $3.00 per share, respectively, and expire on February 22, 2014. The holder may elect a cashless exercise of the Warrants beginning 12 months after the issuance date but only if the shares underlying the Warrants are not registered for sale.

The Warrants contain standard anti-dilution adjustments for stock splits and similar events but the exercise price is not otherwise subject to adjustment.

The Company may call the Series A and Series B Warrants for redemption at a redemption price of $0.01 per Warrant share if the shares underlying the Warrants are registered for sale and the volume-weighted average price of the Company’s Common Stock is equal to or greater than $6.00 per share or $9,00 per share, respectively, for a period of ten consecutive trading days and such Common Stock has an average daily trading volume, for ten consecutive trading days, equal to or greater than 75,000 shares per day.

The Warrants are free-standing derivative instruments.  Although the Company is a U.S. entity, the Company has no U.S. operations and all of its operations are conducted, through its subsidiaries, in the People’s Republic of China.  Accordingly, because the Company is fully invested in China and those operations in China represent the Company’s only source of future revenues or income, the Company concluded that its functional currency should be considered to be the RMB.  As a result, because the Warrants are denominated in U.S. dollars, they are denominated in a currency different from the Company’s functional currency and therefore, in accordance with the guidance at ASC 815-40-15-7I, the Warrants are not considered to be indexed only to the Company’s common stock.  As a result, the exemption provided by ASC 815-10-15-74a is not available and the Warrants are recorded as a derivative liability.

Registration Rights Agreement

In connection with the sale of the Units, the Company also entered into a Registration Rights Agreement with the Investors, in which the Company agreed to file a registration statement to register for resale the Common Stock and the Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the Series A and Series B Warrants, within 45 calendar days of the Closing Date, and to have the registration statement declared effective within 150 calendar days of the Closing Date or within 180 calendar days of the Closing Date in the event of a full review of the registration statement by the Securities and Exchange Commission. If the Company does not comply with the foregoing obligations under the Registration Rights Agreement, the Company will be required to pay cash liquidated damages to each Investor, at the rate of 1% of the applicable subscription amount for each 30 day period or part thereof in which we are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each Investor and will not apply to any securities that may be sold pursuant to Rule 144 under the Securities Act, or which are subject to an SEC restriction with respect to Rule 415 under the Securities Act.

The required registration statement was filed by the required due date.  The Company currently expects that the registration statement will be effective by the required due date and has not accrued any liquidated damages as of March 31, 2011.

17.	Series A Preferred Stock and Warrants - Continued

Placement Agent Fees

In connection with the sale of the Units, the Company paid its placement agents (i) a cash fee of 7% of the gross proceeds from sale of the Units, (ii) a cash management fee of 1% and (iii) a 0.5% non-accountable expense allowance. In addition to these placement agent cash fees aggregating $545,025, the Company paid $181,415 in legal fees and other expense related to the placement. After payment of the placement agent cash fees and legal and other expenses, the Company received net proceeds of $5,685,615.

In addition, the placement agents received warrants to purchase such number of securities equal to 9% of the aggregate number of shares of common stock issuable in connection with the Units (the “Placement Agent Warrants”). The Placement Agent Warrants expire after three years and are exercisable at the following prices: (i) 427,740 Warrants - $1.35 per share (ii) 85,494 Series A Warrants - $2.00 per share and (iii) 85,494 Series B Warrants - $3.00 per share.  The terms of the Warrants, including anti-dilution protection for stock splits and similar events, are similar to the Warrants issued to the Investors, except that the 427,740 Warrants do not permit the Company to call the Warrants.

Securities Escrow Agreement

In connection with the Offering, we also entered into a Securities Escrow Agreement with the Investors and Mr. Dishan Guo (the “Stockholder”), the Company’s chairman and principal stockholder, pursuant to which the Stockholder placed in escrow one share of our Common Stock for each $10 of Units sold to the Investors, equal to 641,205 shares of Common Stock (the “Escrow Shares”). The escrow agreement establishes a performance threshold for the Company based on net income (as defined and subject to certain non-cash adjustments) for the year ending December 31, 2011 of $10,000,000.  If the Company achieves 95% or more of the performance threshold, the shares will be returned to the Stockholder. If the Company’s net income is less than $9,500,000, then the shares will be delivered to the Investors in the amount of 10% of the escrow shares for each full percentage point by which such performance threshold was not achieved, up to a maximum of the 641,205 shares placed in escrow.

The Stockholder’s agreement to place the shares in escrow was undertaken in his capacity as a major stockholder of the Company. In accordance with the guidance at ASC 718-10-S99-2, the Company does not believe the potential return of the shares to the Stockholder is compensatory because such return is not contingent on his continued employment with the Company.  The Investors who may receive shares under the escrow arrangement have no relationship with the Company other than in their capacity as shareholders.

The shares are outstanding and are included in the weighted average shares outstanding for purposes of computing basic earnings per share.

Lock-up Agreement

On the Closing Date, the Company entered into a lock-up agreement (the “Lock-Up Agreement”) with Mr. Dishan Guo, the Stockholder, whereby the Stockholder is prohibited from selling our securities that they directly or indirectly own (the “Lock-Up Shares”) until nine months after the Registration Statement is declared effective (the “Lock-Up Period”). In addition, the Stockholder further agreed that during the 12 months immediately following the Lock-Up Period, the Stockholder will not offer, sell, contract to sell, assign or transfer more than 0.833% of the Lock-Up Shares during each calendar month following the Lock-Up Period, other than engaging in a transfer in a private sale of the Lock-Up Shares if the transferee agrees in writing to be bound by and subject to the terms of the Lock-Up Agreement.

Valuation

Although the Company’s Common Stock is publically traded, at the time the Units were issued, there had been minimal trading activity in the Company’s Common Stock. Accordingly, determining the fair value of the Common Stock and the Common Stock underlying the Series A Preferred Stock and the Investor and Placement Agent Warrants required the Company to make complex and subjective judgments. The Company estimated the value of its enterprise as of February 22, 2011 based on a review of the enterprise values derived from the use of a market valuation approach. The Company also reviewed income-based and asset-based approaches to assess whether the result of such approaches were consistent with the value derived from the market valuation approach. The market approach was based on the market price to earnings multiple considered by management to be appropriate and comparable with companies with similar characteristics as the Company. The estimated enterprise value was then allocated to the Company’s existing outstanding Common Stock, the Common Stock, Series A Preferred Stock and Investor Warrants included in the Units and the Placement Agent Warrants, using an option pricing method. The option pricing method was based on the two year period to automatic conversion of the Series A Preferred Stock and the three year period to expiration of the Warrants, risk-free interest rates commensurate with those periods and the expected volatility used was based on a review of the historical volatility of publicly-traded companies considered by management to be comparable to the Company. Based on the allocation of the estimated enterprise value, the Company estimated the fair value of the Common Stock at $2.16 per share.

17.	Series A Preferred Stock and Warrants - Continued

Accounting for Derivative Instruments

The Investor and Placement Agent Warrants are derivative instruments as defined in ASC 815-10-15-83. ASC 815-10-15-74 provides that a contract that would otherwise meet the definition of a derivative instrument but that is both (a) indexed to a company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. FASB ASC 815-40-15 and 815-40-25 provide guidance for determining whether those two criteria are met. For purposes of this evaluation, the Company has concluded that the Company’s functional currency is the Renminbi.  Because the Warrants are denominated in U.S. Dollars, FASB ASC 815-40-15-7I provides that they are not considered to be indexed only to the Company’s Common Stock. Accordingly, the exemption in FASB ASC 815-10-15-74 is not available and the Warrants are classified as a derivative instrument liability.

The Series A Preferred Stock is a hybrid financial instrument that embodies the risks and rewards typically associated with both equity and debt instruments. Accordingly, we are required to evaluate the features of this contract to determine its nature as either an equity-type contract or a debt-type contract. We determined that the Series A Preferred Stock is generally more akin to a debt-type contract, principally due to its potential redemption requirements, its fixed rate quarterly dividend requirement and its lack of voting rights. This determination is subjective. However, in complying with the guidance provided in FASB ASC 815, we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contract, that the Series A Preferred Stock was more akin to a debt instrument for purposes of considering the clear and close relationship of the embedded derivative features to the host contract. ASC 815 requires bifurcation when the embedded derivative features and the host contract have risks that are not clearly and closely related. Certain exemptions to this rule, such as that for conventional convertible instruments that are convertible into a fixed number of shares, were not available to us because the conversion price of the Series A Preferred Stock is not fixed and will be adjusted if the Company sells shares of Common Stock at a price lower than the conversion price.  Also, because the conversion price of the Series A Preferred Stock is denominated in U.S. Dollars, as for the warrants discussed above, the embedded conversion option is not considered to be indexed only to the Company’s Common Stock.  In addition, the Company may be required to redeem the Series A Preferred Stock if it is unable to deliver registered shares on conversion. Accordingly, the exemption in FASB ASC 815-10-15-74 is not available and the embedded conversion option, along with certain other features of the Series A Preferred Stock that have risks of equity, required bifurcation and classification in liabilities as a compound embedded derivative financial instrument.

Derivative financial instruments are initially measured at their fair value and are then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

Valuation of Derivative Instruments

The Warrants and the Placement Agent Warrants were initially valued, using a binomial model, at $2,133,638 and $794,924, respectively, based on the estimated fair value of the Common Stock of $2.16, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 1.32% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 85%, based on a review of the historical volatility of publicly-traded companies considered by management to be comparable to the Company.

The compound embedded derivative financial instrument related to the Series A Preferred Stock, consisting primarily of the embedded conversion option, was initially valued, using a binomial model, at $5,398,483, based on the estimated fair value of the Common Stock of $2.16, a term equal to the expected life of the conversion option, an expected dividend yield of 0%, a risk-free interest rate of 0.78% based on constant maturity rates published by the U.S. Federal Reserve applicable to the expected life and estimated volatility of 85%.

Because the aggregate value of $7,532,121 of the Investor Warrants and the embedded derivative instrument in the Series A Preferred Stock exceeded the gross proceeds received of $6,412,055, no portion of the proceeds was allocated to the Common Stock component of the Units or to the carrying value of the Series A Preferred Stock host contract and the Company recognized a day-one derivative loss of $1,120,066.

At March 31, 2011, the Investor Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $2,088,452, $783,070 and $5,304,176, respectively, using a binomial model, based on the fair value for the Common Stock previously determined, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates  of 0.75% to 1.24% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 85%. The aggregate change in the fair value of the derivative liabilities between February 18, 2011 and March 31, 2011 of $151,347 has been credited to income.

17.	Series A Preferred Stock and Warrants - Continued

Accounting for Series A Preferred Stock

As discussed above, none of the proceeds received were allocated to the carrying value of the Series A Preferred Stock host contract.  The 4,274,703 shares of Series A Preferred Stock have a liquidation value of $5,770,849. Because the Series A Preferred Stock has conditions for its redemption that are outside our control, it is classified outside of Stockholders’ Equity, in the mezzanine section of our balance sheet, in accordance with ASC 480-10-S99-3A.  Because the Series A Preferred Stock is not currently redeemable and the Company currently believes that it is not probable that it will become redeemable, no adjustment of the carrying value of the Series A Preferred Stock has been recognized.  If it becomes probable that the Series A Preferred Stock will be redeemed, it will be adjusted to its redemption value.

Placement Agent Fees

The placement agent cash fees of $545,025, other expenses related to the sale of the Units of $181,415 and the initial fair value of the Placement Agent Warrants of $794,924, aggregating $1,521,364, have been charged to additional paid-in capital.

Advisory Fees

On November 22, 2010, the Company entered into a 12 month Advisory Agreement with an affiliate of its placement agent, under which the affiliate agreed to render on-going financial advisory and investment banking services to the Company. As compensation for its services, the Company agreed to pay a monthly fee of $10,000, payable on the first day of each month after the completion of a Transaction, as defined in the agreement between the Company and its placement agent. Payment of these fees commenced on March 1, 2011, following completion of the sale of the Units.

The Company also agreed to place in escrow for issuance to the affiliate a total of 400,000 shares of Common Stock, with 200,000 shares to be released following the completion of a Transaction, 100,000 shares to be released six months after the completion of a Transaction and 100,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $2.16 per share (determined as described above), resulting in compensation expense for the services rendered and to be rendered of $864,000. The expense related to the services provided and to be provided is being recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expires. At March 31, 2011, $307,726 has been expensed and a further $556,274 remains to be expensed related to the services being provided over the period to November 21, 2011. At March 31, 2011, the remaining amount to be expensed is classified as deferred consulting fees, in accordance with the guidance at ASC 505-50-45-1.

In addition to the above fees, the Company issued 50,000 shares to its legal counsel, in consideration for their introducing the Company to the placement agent.  The cost of these shares, which were valued at $2.16 per share (determined as described above) were expensed during the period ended March 31, 2011.

Fair Value Considerations

As required by FASB ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments that are measured at fair value on a recurring basis under FASB ASC 815 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

17.	Series A Preferred Stock and Warrants - Continued

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the three months ended March 31, 2011:

	Preferred – Embedded Derivative	Warrants	Total

Beginning balance, December 31, 2010	$-	$-	$-

Issued – February 22, 2011	5,398,483	2,928,562	8,327,045

Fair value adjustments	(94,307)	(57,040)	(151,347)

Ending balance, March 31, 2011	$5,304,176	$2,871,522	$8,175,698

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, valuation techniques are sensitive to changes in the estimated fair value of our common stock and our estimates of its volatility. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

18.	Commitments and Contingencies

Operating Leases

In the normal course of business, the Company leases office space and internet cafes under operating leases agreements, which expire through 2016. The Company rents internet cafes venues and office space, primarily for regional sales administration offices that are conducive to administrative operations. The operating leases agreements generally contain renewal options that may be exercised in the Company's discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

As of March 31, 2011, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2011	$1,359,228
2012	1,678,110
2013	1,369,896
2014	1,271,876
2015	590,396
2016	23,440
$6,292,946

During the three months ended March 31, 2011, rent expenses amounted to $423,588, of which $389,144 and $34,444 was recorded as cost of sales and general and administrative expense, respectively.

During the three months ended March 31, 2010, rent expenses amounted to $208,893, of which $206,699 and $2,194 was recorded as cost of sales and general and administrative expense, respectively.

Purchase of Plant and Equipment of a total consideration of $99,834

During the three months ended March 31, 2011, the Company signed a contract for leasehold improvement and to purchase plant and equipment for one internet cafe under construction, totaling $99,834 (representing RMB655,922).  As of March 31, 2011, the Company paid $18,265 (representing RMB120,000) was recorded in prepayment for those plant and equipment not delivered yet.

19.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the three months ended March 31, 2011 and 2010.

At March 31, 2011 and December 2010, there was one supplier of consignment snacks and drinks with amount of $105,438 and $67,224 respectively which accounted for 99% and 97% of the Company’s account payable.

20.	Operating Risk and Uncertainties

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 10.  Other financial assets and liabilities do not have material interest rate risk.

Foreign currency risk

Most of the transactions of the Company were settled in RMB. In the opinion of the directors, the Company does not have significant foreign currency risk exposure.

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

21.	Earnings per Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.  The numerators and denominators used in the computations of basic and dilutive earnings per share are presented in the following table:

	For The Three Months Ended March 31,
	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$297,560	$1,157,138
Dividend on preferred stock	(33,202)	-
Net income used in computing basic earnings per share	$264,358	$1,157,138

Basic earnings per share	$0.10	$0.06

Basic weighted average shares outstanding	20,580,542	19,000,000

	For The Three Months Ended March 31,
	2011	2010
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$264,358	$1,157,138
Dividend on preferred stock	33,202	-
Net income used in computing diluted earnings per share	$297,560	$1,157,138

Diluted earnings per share	$0.10	$0.06

Weighted average outstanding shares of common stock	20,580,542	19,000,000
Preferred stock and contingently issuable shares	-	-
Warrants and contingently issuable shares	-	-
Diluted weighted average shares outstanding	20,580,542	19,000,000

Potential common shares outstanding as of March 31:
Series A preferred stock	4,274,703	-
Warrants	2,498,326	-
	6,773,029	-

For the three months ended March 31, 2011 and 2010, the number of securities was 6,773,029 and 0, respectively not included in the diluted EPS because effect would have been anti-dilutive.

22.	Segment Information

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

23.	Subsequent Event

New Opened Cafes

In April and May 2011, the Company opened six new internet cafes in Shenzhen, and as a result, the Company owns 54 internet cafes within the PRC. One additional internet cafe is under construction and is expected to open on May 28, 2011.

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, operating through our wholly owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), we operate the largest Internet café chain in Shenzhen, Guangdong, China consisting of 54 locations in high traffic areas. Our focus is on providing modern Internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at prices affordable for those demographics. Although our locations do sell snacks, drinks, and game access cards, more than 95% of our revenue comes directly from selling Internet access time to our computers.

We expect our future growth to be driven by a number of factors and trends including:
1.	Our ability to expand our client base through promotion of our services
2.	Our ability to integrate cafes we acquired in the previous years
3.	Our ability to identify and integrate JV target companies in the coming year

For the three months ended March 31, 2011, our revenue was approximately $6.49 million and our net profit was roughly $0.30 million. This represented an increase of 74% and a decrease of 80%, respectively, from the revenue of roughly $3.72 million and net profit of approximately $1.16 million of three months ended March 31, 2010. As of March 31, 2011, we have 565 employees.

Because our recent operations have been limited to the operations of Junlong, the discussion below of our performance is based upon the financial statements of Junlong for the three months ended March 31, 2011 and 2010.

We believe that the following factors will continue to affect our financial performance:

•
Improved Disposable Income. As the Shenzhen government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•
Continued Internet Café Use. Our business may be adversely affected with increased home computer and home console ownership. However, the home computer and console penetration rate is relatively low in China as compared to that of the United States and Europe. In addition, we believe internet cafes appeal to younger demographics because the cafes are a social gathering area for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•
Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements to acquire a national internet chain license, the Company’s primary objective is to establish or acquire at least 20 internet cafes in two provinces other than Guangdong Province. The Company has conducted research in the South Western provinces including Chongqing, Sichuan, Guizhou, and Yunnan and is focusing on these areas for future internet café establishment and acquisition purposes. The Company believes the national license is imperative for the development of a nationwide market.

Recent Developments and Reorganizations

On July 2, 2010, we completed a reverse acquisition transaction through a share exchange with Classic Bond and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Classic Bond, in exchange for 19,000,000 shares of our common stock, $0.00001 par value (the “Common Stock”), which shares constituted 94% of our issued and outstanding shares on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Classic Bond became our wholly-owned subsidiary and the former shareholders of Classic Bond, became our controlling stockholders.

Upon the closing of the reverse acquisition, Xuezheng Yuan, our sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held with immediate effect and from his position as our sole director effective August 13, 2010. Also upon the closing of the reverse acquisition, our Board of Directors increased its size from one to five members and appointed Dishan Guo, Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang to fill the vacancies created by the resignation of Xuezheng Yuan. Mr. Dishan Guo's appointment became effective upon closing of the reverse acquisition, while the remaining appointments became effective on August 13, 2010. In addition, upon the closing of the reverse acquisition, our executive officers were replaced by the Classic Bond executive officers as indicated in more detail below.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition, with Classic Bond as the acquirer and China Internet Cafe Holdings Group, Inc. as the acquired party.

On January 20, 2011, we filed with the Nevada Secretary of State an amendment to our Amended and Restated Articles of Incorporation to give effect to a name change from “China Unitech Group, Inc.” to “China Internet Cafe Holdings Group, Inc.” The Amended and Restated Articles of Incorporation were approved by our Board of Directors on July 30, 2010 and were approved by a stockholder holding 59.45% of our outstanding Common Stock by written consent on July 30, 2010.

On February 22, 2011( the “Closing Date”), in connection with a security purchase agreement between the Company and certain investors (the “Investors”), we closed a private placement (the “Offering”) of approximately $6.4 million from offering a total of 474,967 units (the “Units”) at a purchase price of $13.50 per Unit, each consisting of:(i) nine shares of the Company’s Preferred Shares, convertible on a one to one basis into nine shares of the Company’s Common Stock; (ii) one share of Common Stock; (iii) two three-year Series A Warrants, each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants, each exercisable for the purchase of one share of Common Stock at an exercise price of $3.00 per share.

As a condition to the Offering, we agreed to grant certain registration rights to the Investors pursuant to a Registration Rights Agreement dated February 22, 2011. We agreed to register for resale with the Securities and Exchange Commission (i) the shares of Common Stock issuable upon conversion of the Preferred Shares (4,274,703); (ii) the Common Shares (474,967); (iii) the shares of Common Stock issuable upon exercise of the Warrants (2,498,326); and (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.

From January through May of this year, we have opened 10 internet cafes. As a result, we currently own 54 internet cafes within the Longgang District of Shenzhen.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

The following sets forth certain information of the Company’s income statement for the three months ended March 31, 2011 and 2010.

	For The Three Months Ended		For The Three Months Ended
	March 31, 2011		March 31, 2010

	$	As	$	As	Amount	%
		Percentage		Percentage	Change	Change

Revenue	6,489,581	100%	3,721,105	100%	2,768,476	74%

Cost of revenue	3,995,342	62%	2,160,139	58%	1,835,203	85%
Gross profit	2,494,239	38%	1,560,966	42%	933,273	60%

Operating Expenses
General and administrative expenses	667,727	10%	68,794	2%	598,933	871%
Total operating expenses	667,727	10%	68,794	2%	598,933	871%

Income from operations	1,826,512	28%	1,492,172	40%	334,340	22%

Non-operating income (expenses)

Derivative financial instrument – day-one loss	(1,120,072)	(17)%	-		(1,120,072)	-
Change in fair value of derivative financial instrument – preferred stock	94,307	1%	-		94,307	-
Change in fair value of derivative financial instrument – warrant	57,039	1%	-		57,039	-
Interest expenses	(2,531)	0%	(1,141)	0%	(1,390)	122%
Other income	1,994	0%	-		1,994	-
Other expenses	-		(29)	0%	29	(100)%

Total non-operating expenses	(969,263)	(15)%	(1,170)	0%	(968,093)	82743%

Net income before income taxes	857,249	13%	1,491,002	40%	(633,753)	(43)%
Income taxes	559,689	9%	333,864	9%	225,825	68%

Net income attributable to China Internet Cafe Holdings Group, Inc.	297,560	5%	1,157,138	31%	(859,578)	(74)%
Dividend on preferred stock	(33,202)	(1)%	-		(33,302)	-

Net income attributable to China Internet Cafe Holdings Group, Inc. Common Stockholders	264,358	4%	1,157,138	31%	(892,780)	(77)%

Other comprehensive income
Net income	297,560	5%	1,157,138	31%	(859,578)	(74)%
Foreign currency translation adjustment	55,373	1%	1,122	0%	54,251	4835%
Net comprehensive income	325,933	5%	1,158,260	31%	(832,237)	(72)%

Comparison of Three Months Ended March 31, 2011 and 2010

Revenue. Our revenue is primarily generated from sales of prepaid IC cards. Sales revenue increased by approximately $2.8 million, or 74%, to $6.5 million for the three months ended March 31, 2011 from $3.7 million for the same period in 2010. The increase was mainly due to the revenue generated by the new cafes opened in the final three quarters of 2010 and in the first quarter 2011. Management expects this trend to continue in 2011 as we continue to focus on organic growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition in other provinces. The Company is also currently attempting to increase the Company’s revenue percentage of the Game Card commission.

Cost of Revenue. Our cost of sales is primarily comprised of depreciation and amortization, salary, rent, utility business tax and surcharge. Our cost of sales increased approximately $1.7 million, or 85%, to roughly $3.9 million for the period ended March 31, 2011 from roughly $2.2 million during the same period in 2010. The increase was mainly attributable to increased labor cost and taxes in 2011 as compared to the same period in 2010. During 2011, the increased business tax was a direct result of the higher revenue generated from the business. We expect this trend to continue in 2011 as we continue to expand our revenue base. In addition, we expect to slightly increase our average employee salary as the Shenzhen Government moves forward with its plan to increase the basic local income level.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by approximately $0.90 million, or 60%, to roughly $2.5 million for the three months ended March 31, 2011 from roughly $1.6 million for the same period in 2010. Gross profit as a percentage of sales was 38% for the three month ended March 31, 2011, as compared to 42% during the same period in 2010. The slight decrease of our gross profit margin was mainly attributable to the increase in salary, depreciation and other costs as compared to the same period in 2010. Management expects margins to remain relatively unchanged in 2011 as other cost drivers increase together with the revenue growth.

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by approximately $0.60 million, or 871%, to roughly $0.67 million for the three months ended March 31, 2011 from approximately $0.07 million for the same period in 2010. The increase was mainly attributable to the Offering, which included an advisory fee of Common Stock expensed to an affiliate of its placement agent for its role assisting the Company with its strategic development and its private placement and legal fees to Sichenzia Ross Friedman Ference LLP. We expect that our operating expenses will increase because we intend to implement a slight increase in salaries in 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Non-operating Expenses. Our other expenses increased by approximately $0.97 million, to $0.98 for the three months ended March 31, 2011 from roughly $.001 million expense for the same period in 2010. In the first quarter of fiscal year 2011, we incurred expenses in the derivative financial instruments of almost $1.1 million from the Offering conducted in February 2011.

Income before Income Taxes. Income before income taxes decreased by approximately $0.63 million, or 43%, to $0.86 million for the three months ended March 31, 2011 from approximately $1.49 million for the same period in 2010. The decrease of income before income tax was mainly attributable to the change in fair value of derivative financial instruments.

Income Taxes. Our income taxes increased by almost $0.23 million during the three months ended March 31, 2011 to approximately $0.56 million from approximately $0.33 million during the same period in 2010. The primary reasons for the increase of income taxes was the higher taxable income generated by the opening of new internet cafes and an increase in tax rate.

Net Income. Our net income decreased by approximately $0.86 million, or 74%, to roughly $0.30 million during the three months ended March 31, 2011 from approximately $1.16 million during the same period in 2010 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in year 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $15.24 million and restricted cash of roughly $0.95 million. The following table provides detailed information about our net cash flow for each financial statement period presented in this report.

Cash Flow

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$3,884,561	$1,579,257
Net cash provided by investing activities	1,837,355	(395)
Net cash provided by financing activities	5,675,614	10,000
Effect of Foreign currency translation on cash and cash equivalents	3,556	478
Net cash flows	11,401,086	1,586,340

Operating Activities

Net cash provided by operating activities was approximately $3.9 million for the three months ended March 31, 2011, as compared to $1.6 million net cash provided by operating activities for the same period in 2010. The change was mainly attributable to the change in fair value of derivative financial instrument, and the amount due to a director. The Company has relied on advances from a director to pay certain public company expenses. Going forward, management intends to pay these expenses using our proceeds from the Offering.

Investing Activities

Net cash provided by investing activities was $1.8 million for the three months ended March 31, 2011, as compared to $395 net cash used in investing activities for the same period in 2010. The change was mainly attributable to the leasehold improvements and equipment deposit, as well as the prepayment to Yunnan Province for the establishment of a subsidiary in Kunming City,.

Financing Activities

Net cash provided by financing activities was approximately $5.68 million for the three months ended March 31, 2011, as compared to $0.01 million for the same period in 2010. The change was mainly due to the Offering of approximately $6.4 million on February 22, 2010.

Obligations under Material Contracts

We are party to a Loan Agreement with China Construction Bank Shenzhen Branch entered into on October 2010 for a loan of RMB 1 million (approximately $152,204).

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

Cost of goods sold

Cost of goods sold consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafes including rental payments, utilities, business taxes and surcharges. Our internet surfing business tax is 20% on gross revenue generated from our internet cafes.  Our other surcharges are an education surcharge of 3%, city development surcharge of 1%, a culture development surcharge of 3%, and a snacks and drinks business tax of 5%.  All surcharges are calculated on the basis of business tax amount.

Property, plant and equipment

Fixed assets, comprising computer equipment and hardware, leasehold improvements, office furniture and vehicles are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Estimated Useful Lives
Leasehold improvement	5 years
Cafe computer equipment and hardware	5 years
Cafe furniture and fixtures	5 years
Office furniture, fixtures and equipments	5 years
Motor vehicles	5 years

Deferred Revenue

Deferred revenue represents the unused balance of the IC cards. The Outstanding customer balances are approximately $0.94 million and $0.58 million as at March 31, 2011 and 2010 respectively, and are included in deferred revenue on the balance sheets.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2011	2010
Year end RMB : USD exchange rate	6.5701	6.8361
Three months average RMB : USD exchange rate	6.5894	6.8360

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

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows

In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, Mr. Dishan Guo, our principal executive officer and principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer/Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 22, 2011, in connection with a security purchase agreement between the Company and the investors identified on Exhibit A thereto, we closed a private placement of approximately $6.4 million from offering a total of 474,967 units at a purchase price of $13.50 per unit, each consisting of:(i) nine shares of the Company’s 5% Series A Convertible Preferred Stock, par value $0.00001 per share, convertible on a one to one basis into nine shares of the Company’s Common Stock; (ii) one share of Common Stock; (iii) two three-year Series A Warrants, each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants, each exercisable for the purchase of one share of Common Stock, at an exercise price of $3.00 per share.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: May 23 2010
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)