Form 10-Q
period 2011-06-30
China Internet Cafe Holdings Group, Inc.
filed 2011-08-15
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER: 000-52832

CHINA INTERNET CAFE HOLDINGS GROUP, INC.
(Exact Name of small business issuer as specified in its charter)

Nevada	98-0500738
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

#2009-2010, 4th Building, ZhuoYue Century Center, FuHua Third Road, FuTian District, Shenzhen,
Guangdong Province, P.R.C.  518048
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 15, 2011 there are 21,200,507 shares of $0.00001 par value common stock issued and outstanding.

FORM 10-Q
CHINA INTERNET CAFE HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$16,424,142	$3,836,824
Restricted cash	967,043	945,280
Loan receivable	-	2,419,916
Rental deposit	68,614	55,512
Equipment deposit	-	1,300,650
Prepayment	15,782	-
Inventory	261,794	180,582
Deferred advisory fee	340,866	-
Deferred tax assets	65,241	-
Total current assets	18,143,482	8,738,764

Property, plant and equipment, net	11,692,619	6,848,342
Intangible assets, net	176,905	191,087
Rental deposit-long term portion	294,312	235,509
Total assets	$30,307,318	$16,013,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$154,727	$151,245
Accounts payable	93,611	69,373
Deferred revenue	1,964,584	579,822
Payroll and payroll related liabilities	297,906	199,548
Income and other taxes payable	1,687,455	987,194
Accrued expenses	348,307	102,018
Amount due to a shareholder	1,896,569	465,741
Dividend payable on preferred stock	101,978	-
Derivative financial instrument - preferred stock	5,109,335	-
Derivative financial instrument - warrants	2,748,158	-
Total current liabilities	14,402,630	2,554,941

Commitments and contingencies (Note 17)
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0)	-	-
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,124,967 and 20,200,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	212	202
Additional paid in capital	1,069,049	1,628,417
Statutory surplus reserves	718,744	718,744
Retained earnings	13,089,628	10,499,454
Accumulated other comprehensive income	1,027,055	611,944
Total stockholders’ equity	15,904,688	13,458,761
Total liabilities and stockholders’ equity	$30,307,318	$16,013,702

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Six Months Ended		For The three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$15,114,661	$8,302,413	$8,625,080	$4,581,308
Cost of revenue	9,067,523	4,667,565	5,072,181	2,507,426
Gross profit	6,047,138	3,634,848	3,552,900	2,073,882

Operating Expenses
General and administrative expenses	1,331,546	162,728	663,820	93,934
Total operating expenses	1,331,546	162,728	663,820	93,934

Income from operations	4,715,592	3,472,120	2,889,080	1,979,948

Non-operating income (expenses)
Derivative financial instruments - day-one loss	(1,120,072)	-	-	-
Change in fair value of derivative financial instrument - preferred stock	289,148	-	194,841	-
Change in fair value of derivative financial instrument - warrants	180,404	-	123,365	-
Interest income	5,102	2,460	5,102	2,460
Interest expenses	(5,164)	(4,713)	(2,633)	(3,572)
Other expenses	(472)	(33)	(2,466)	(4)
Total non-operating income (expenses)	(651,054)	(2,286)	318,210	(1,116)

Net income before income taxes	4,064,538	3,469,834	3,207,289	1,978,832
Income taxes	1,372,386	768,521	812,697	434,657
Net income	2,692,152	$2,701,313	$2,394,592	$1,544,175

Dividend on preferred stock	(101,978)	-	(68,776)	-
Net income available to Common stockholders	2,590,174	2,701,313	2,325,816	1,544,175

Other comprehensive income
Net income	$2,692,152	2,701,313	2,394,592	1,544,175
Foreign currency translation	415,111	40,049	359,738	38,927
Net Comprehensive income	$3,107,263	$2,741,362	$2,754,330	$1,583,102

Earnings per share
- Basic	0.12	0.14	0.11	0.08
- Diluted	0.13	0.14	0.11	0.08
Weighted average common stock outstanding
- Basic	20,854,258	19,000,000	21,124,967	19,000,000
- Diluted	20,854,258	19,000,000	21,124,967	19,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$2,692,152	$2,701,313
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative financial instruments - day-one loss	1,120,072	-
Change in fair value of derivative financial instrument - preferred stock	(289,148)	-
Change in fair value of derivative financial instrument- warrants	(180,404)	-
Advisory fee	631,134	-
Depreciation	1,305,607	704,376
Amortization	18,386	5,799
Deferred tax assets	(64,556)	-
Changes in operating assets and liabilities:
Prepayment	(15,616)	5,001
Rental deposit	(64,595)	(21,334)
Inventory	(76,246)	(11,109)
Accounts payable	24,275	22,165
Deferred revenue	1,357,008	(51,503)
Payroll and payroll related liabilities	92,779	(7,293)
Income and other taxes payable	670,417	249,699
Accrued expenses	241,006	17,200
Amount due to a shareholder	1,414,776	195,037
Net cash provided by operating activities	8,877,045	3,809,351

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,626,368)	(1,292,087)
Receipt of loan receivable due to termination of an investment agreement	2,449,629	-
Acquisition of cafes	-	(348,839)
Net cash used in investing activities	(2,176,739)	(1,640,926)

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	10,000
Issuance of shares for reverse merger	-	251,612
Compensation for reorganization	-	(129,032)
Net cash flows provided by financing activities:	5,675,614	132,580

Effect of foreign currency translation on cash	211,398	20,635

Net increase in cash	12,587,318	2,321,640
Cash - beginning of period	3,836,824	3,063,298
Cash - end of period	$16,424,142	$5,384,938

Cash paid during the period for:
Interest paid	$5,164	$2,383
Income taxes paid	$942,480	$333,927

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:

Transfer of equipment deposits paid in property and equipment	$1,235,497	$-
Dividend payable on preferred stock	$101,978	$-
Advisory fee	$631,134	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNT CAFÉ HOLDINGS, GROUP, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

On February 1, 2011, the Company changed its name from China Unitech Group, Inc. to China Internet Cafe Holdings Group, Inc.

Recapitalization of Classic Bond Development Limited

On July 2, 2010, China Internet Cafe completed a reverse acquisition transaction through a share exchange with Classic Bond Development Limited, a British Virgin Islands corporation (“Classic Bond”) and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Classic Bond, in exchange for 19,000,000 shares of our common stock, which shares constituted 94% of our issued and outstanding shares on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Classic Bond became our wholly owned subsidiary and the former shareholders of Classic Bond, became our controlling shareholders.  The business, assets and liabilities did not change as a result of the reverse acquisition.

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

Accordingly, all references to common shares of Classic Bond’s common stock have been restated to reflect the equivalent number of China Internet Cafe’s common shares. In other words, the 2,000,000 Classic Bond shares outstanding are restated as 20,200,000 common shares, as of July 2, 2010. Each share of Classic Bond is restated to 10.10 shares of China Internet Cafe common stock.

The book value of the net assets that for accounting purposes, were deemed to have been acquired by Classic Bond from China Internet Cafe, as of the date of acquisition (July 2, 2010) were $3,333.

During the recapitalization, the Company incurred restructuring expenses of $300,000, related legal and professional fees of $129,033 and interest expenses of $6,053 related to the short-term loan for the payment of restructuring expenses. All of these expenses amounting to a total of $435,086, which was recorded as reorganizational expenses in the statement of income.

Classic Bond Development Limited (“Classic Bond”)

Classic Bond Development Limited was incorporated on November 2, 2009 in the British Virgins Islands (“BVI”) with 50,000 authorized common stock with no par value. On November 2, 2009, 50,000 shares of common stock at $0.129 (HK$1) each were issued for cash at $6,452 (HK$50,000) to several shareholders including Mr. Guo Dishan, the 65% equity interest shareholder and the sole director of the Company.

On June 23, 2010, the Company further issued 1,950,000 shares of common stock to 42 individuals to raise  $84,093 (HK$651,721) for 651,721 shares and 1,308,954 shares associated with the reorganization of the Company at a value of $167,519 (HK$1,308,954) which is reflected as contributed capital by the existing shareholders of Junlong Culture Communication Co., Ltd., a company controlled by China Internet Cafe (as explained herein) and the total amount was $251,612. At December 31, 2010 and December 31, 2009, the issued and outstanding of common stock were 2,000,000 and 50,000 shares.

Classic Bond Development Limited (“Classic Bond”)

Classic Bond is in the business of operating internet cafes throughout the Longgang District of Shenzhen in Guangdong Province in the People's Republic of China (“PRC”). The Company conducts its operations through the following subsidiaries: (a) Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”), a wholly-owned subsidiary of the Company located in the PRC, and (b) Shenzhen Junlong Culture Communication Co., Ltd. (“Junlong”), an entity located in the PRC, which is controlled by the Company through contractual arrangements between Zhonghefangda and Junlong, as if Junlong were a wholly-owned subsidiary of Classic Bond.

Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”)

Zhonghefangda was incorporated in the PRC on June 10, 2010 with registered capital of $129,032 (HK$1 million). Zhonghefangda is engaged in the provision of management and consulting services.

On June 11, 2010, to protect the Company’s shareholders from possible future foreign ownership restrictions, Zhonghefangda and Junlong entered into a series of agreements. Under these agreements Zhonghefangda obtained the ability to direct the operations of Junlong and to receive a majority of the residual returns. Therefore, management determined that Junlong became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) ASC 810-10 and Zhonghefangda was determined to be the primary beneficiary of Junlong. Accordingly, beginning June 11, 2010, Zhonghefangda was able to consolidate the assets, liabilities, and results of operations and cash flows of Junlong in the financial statements. Because the legal representatives and ultimate major stockholder of Zhonghefangda and Junlong is the same person, Mr. Gou Dishan, Zhonghefangda and Junlong were deemed, until June 11, 2010, to be under the common control.

Exclusive Management and Consulting Agreement

On June 11, 2010, Zhonghefangda signed an exclusive management and consulting services agreement with Junlong. Pursuant to the agreement, Zhonghefangda agreed to provide management and consulting services to Junlong, upon request, in connection with the operation of Junlong’s business. The agreement provides that Junlong will compensate Zhonghefangda in consideration for its right to receive the aggregate net profit of Junlong for a period of twenty (20) years and for succeeding periods of the same duration until terminated by both parties under agreed conditions. Zhonghefangda will reimburse Junlong the full amount of any net losses incurred by Junlong during the term of this agreement. As a result of entering into the exclusive management and consulting agreement, Zhonghefangda is deemed to control Junlong as a VIE and should be consolidated in the accompanying financial statements.

Shenzhen Junlong Culture Communication Co., Ltd.

Junlong is a Chinese enterprise organized in the PRC on December 26, 2003 in accordance with the Laws of the People’s Republic of China with registered capital of $0.136 million (Renminbi (“RMB”) 1 million). In 2001, the Chinese government imposed higher capital and facility requirements for the establishment of internet cafes (RMB 10 million for regional internet cafe chains and RMB 50 million for national internet cafe chains). On August 19, 2004, Junlong was granted approval from Shenzhen Municipal People’s Government to increase its registered capital by $1,230,500 from $136,722 to $1,367,222 million (increased by RMB 9 million, from RMB 1 million to RMB 10 million). Its capital verification process has been completed.

In 2005, Junlong obtained licenses to operate internet cafe chains from the Ministry of Culture, and opened their first internet cafe in April, 2006. We continued to open a total of 7 internet cafes in 2006, 5 internet cafes in 2007, 11 internet cafes in 2008, 5 internet cafes in 2009, 16 internet cafes in 2010 and 13 internet cafes opened during the first six months of 2011. In total, we own 57 internet cafes within the Longgang District of Shenzhen.

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

It is management's opinion that the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. All adjustments are of a normal recurring nature.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 (the “Annual Report”).

Results of operations for the interim periods are not indicative of annual results.

(b)	Principle of consolidation

The condensed consolidated financial statements include the accounts of China Internet Cafe, Classic Bond, Zhonghefangda and the Junlong. All significant intercompany balances and transactions have been eliminated in the consolidation. The condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the six months ended June 30, 2011 and 2010, the commission income was $111,640 and $30,423, respectively, less than 1% of total revenue.

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

At June 30, 2011 and December 31, 2010, restricted cash of $967,043 (RMB 6,250,000) and $945,280 (RMB 6,250,000), respectively, represented cash held by an escrow agent on behalf of the Company for registered capital and operating cash flow purposes of a new subsidiary company to be established in Anshun city, Guizhou Province.

(i)	Inventory

Inventory represents the IC cards we purchase from IC card manufacturers. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

(j)	Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) accounting standards require disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts payable, short-term loans, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations.

(k)	Stock-Based Compensation

Our advisor assists the Company with ongoing corporate compliance and developments are accounted for under ASC 505-50. ASC 505-50-30-11 (previously EITF 96-18) which provides that an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i. The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii. The date at which the counterparty’s performance is complete.

(l)	Equipments deposits

The Company prepaid the equipments deposits to the computer suppliers for purchase of computer and equipments for new internet cafes.

(m)	Property and equipment

Property and equipment, comprising computer equipment and hardware, leasehold improvement, office furniture and vehicles and are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Estimated Useful Lives
Leasehold improvement	5 years

Cafe computer equipment and hardware	5 years

Cafe furniture and fixtures	5 years

Office furniture, fixtures and equipments	5 years

Motor vehicles	5 years

Leasehold improvements mainly result from decoration expenses. All of our lease contracts state lease terms of 5 years and leasehold improvements are amortized over 5 years, which represents the shorter of useful life and lease term.

(n)	Intangible Assets

Our intangible assets consist of definite-lived assets subject to amortization such as Business License and Customer Lists. The useful lives of the Business License is 9 to 15 years and we amortize the customer lists by 5 years. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the useful lives of the related intangible assets.

Development cost of internal-use software is insignificant and has been recorded as expense in the period such cost occurs.

(o)	Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $1,964,584 and $579,822 as of June 30, 2011 and December 31, 2010, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended June 30, 2011.

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

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future differences between the tax basis of assets and liabilities and the financial reporting amounts at each year-end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

(r)	Consolidation of Variable Interest Entities

According to the requirements of Statement of Financial Accounting Standards No. 810-10, “Variable interest Entities”, the Company has evaluated the economic relationships of its Zhonghefangda with Junlong and has determined that it is required to consolidate Zhonghefangda and Junlong pursuant to the rules of FASB ASC Topic 810-10. Therefore Junlong is considered to be a VIE, as defined by FASB ASC Topic 810-10, of which Classic Bond is the primary beneficiary as a result of its 100% ownership of Zhonghefangda. Classic Bond, as mentioned above, will absorb a majority of the economic risks and rewards of the VIEs being consolidated in the accompanying financial statements.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	June 30,	December 31,
	2011	2010
Current assets and Long term rental deposit	$17,941,156	$8,968,000
Property, plant and equipment	11,692,618	6,848,342
Intangible assets	176,905	191,087
Total assets	29,810,679	16,007,431
Total liabilities	(11,275,792)	(2,182,851)
Net assets	$18,534,887	$13,824,580

(s)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows (source: www.onanda.com):
	June 30, 2011	June 30, 2010
Quarter end RMB : USD exchange rate (closing buying rate)	6.4630	6.8060
Six months average RMB : USD exchange rate (average ask rate)	6.5316	6.8348

	12/31/2010
Year end RMB : USD exchange rate (closing buying rate)	6.6118
Average yearly RMB : USD exchange rate (average ask rate)	6.7788

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

(u)	Earnings per share (EPS)

Earnings per share (“EPS”) is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

As of June 30, 2011, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation requirement.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(w)	Recent Accounting Pronouncements

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company adopted this guidance on January 1, 2011 which had no impact in the consolidated financial results as the amendments relate only to additional disclosures.

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

3. Cash

Cash is summarized as follows:

	June 30,	December 31,
	2011	2010

Cash at bank	$16,403,223	$3,811,136
Cash on hand	20,919	25,688
	$16,424,142	$3,836,824

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents (Note 2). As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

4. Restricted Cash
	June 30,	December 31,
Bank deposits held by:	2011	2010

Mr. Fangrong, Zheng - Anshun city in Guizhou Province	$967,043	$945,280

As at June 30, 2011 and December 31, 2010, restricted cash represented bank deposits of $967,043 (RMB 6,250,000) and $945,280 (RMB 6,250,000), respectively, held by an escrow agent on behalf of the Company for registered capital and operating cash flow purposes of a new subsidiary company to be established in Anshun city, Guizhou Province.

Incorporation of a New Subsidiary Company

The Company is committed to establish a new subsidiary company, which is located in Anshun city, Guizhou Province with the investment of approximately $2.283 million (RMB 15 million) as registered capital and operating cash flow purposes. The registered capital of the subsidiary company will be $0.457 million (RMB 3,000,000). As of June 30, 2011, the Company paid approximately $0.967 million (RMB 6.25 million) to an escrow agent and the amount was recorded under restricted cash.

Upon the establishment of the subsidiary company, the escrow agent will be appointed as the general manager of the subsidiary company. The Company is committed to pay a monthly salary of approximately $1,142 (RMB 7,500) plus 3% of the net income of the respective subsidiary companies as bonus.

5. Loan Receivable

Loans receivable consist of:
	June 30,	December 31,
	2011	2010
Name of Payee: Mr. Long Weijun
Terms: Interest free, unsecured and repayment date is February 28, 2011.	$-	$2,419,916

The Company entered into a trust agreement with Mr. Long Weijun on December 25, 2010 and appointed Mr. Long Weijun as the General Manger of Yunnan subsidiary company. The Company was committed to establish a new subsidiary company located in Kunming city, Yunnan province with total investment of approximately $3.02 million (RMB 20 million) with 1.51 million (RMB 10 million) as registered capital and 1.51 million (equivalent to RMB 10 million) as capital proceeds. The initial proceed was released to Long Weijun on December 31, 2010 of total sum of $2.42 million (RMB 16 million), the rest $0.6 million (RMB 4 million) was released on January 7, 2011.

However, the Company entered into a termination agreement with Mr. Long Weijun on February 13, 2011 to terminate the trust agreement signed on December 25, 2010. The total proceed of $3.02 million (RMB 20 million) was returned to the Company on February 28, 2011.

6. Equipment Deposit
Equipment deposit consists of:
	June 30,	December 31,
	2011	2010

Equipment deposit for the purchase of computers for 4 new internet cafes of which 3 were opened in March 2011 and 1 was opened in April, 2011	$-	$1,300,650

7. Inventory
Inventory consists of:
	June 30,	December 31,
	2011	2010

Purchased IC cards	$261,794	$180,582

There was no allowance made for obsolete or slow moving inventory as of June 30, 2011 and December 31, 2010.

8. Property and Equipment, net

Property and equipment, net, consist of the following:

	June 30,	December 31,
	2011	2010

Leasehold improvement	$3,989,108	$3,178,890
Cafe computers equipments and hardware	11,748,670	7,045,296
Cafe furniture and fixtures	1,647,983	1,320,392
Office furniture, fixtures and equipments	264,781	52,293
Motor vehicles	460,150	252,967
	$18,110,692	$11,849,838
Less: Accumulated depreciation	(6,418,073)	(5,001,496)
Property, plant and equipment, net	$11,692,619	$6,848,342

During the three and six months ended June 30, 2011, depreciation expenses amounted to $ $683,609 and $1,305,607, respectively, of which $392,679 and $990,522 were recorded as cost of sales, respectively.

During the three and six months ended June 30, 2010, depreciation expenses amounted to $365,574 and $704,376, respectively, of which $358,369 and $689,999 were recorded as cost of sales and general and administrative expense, respectively.

9. Intangible Assets

Intangible assets are summarized as follows:

	June 30,	December 31,
	2011	2010
Business License	$97,305	$95,115
Customer Lists	122,871	120,106
	220,176	215,221
Less: Accumulated Amortization	(43,271)	-24,134
Total	$176,905	$191,087

During the three months ended June 30, 2011 and 2010, amortization expenses amounted to $9,274 and $5,799, respectively, which was recorded under cost of sales.

During the six months ended June 30, 2011 and 2010, amortization expenses amounted to $18,386 and $5,799, respectively, which was recorded under cost of sales.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$18,581
2012	37,162
2013	37,162
2014	37,162
2015	20,573
Thereafter	26,265
Total	$176,905

10. Short Term Loan

The short-term loans due within one year as of June 30, 2011 and December 31, 2010 consist of the following:

			June 30,	December 31,
Bank	Loan Period	Interest rate	2011	2010

China Construction Bank	November 15, 2010 to November 14, 2011	6.372%	$154,727	$151,245

On November 15, 2010, the Company entered into a loan agreement with China Construction Bank for $154,727 (RMB 1,000,000), which was secured by director’s guarantee. The annual interest rate is 6.372% and is due on November 14, 2011.

11. Income and Other Taxes Payable

Income and other taxes payable consist of the following:

	June 30,	December 31,
	2011	2010

Business tax payable	$592,938	$420,236
Income tax	912,275	483,006
Withhold individual income tax payable	8,683	4,022
Other tax payable	173,559	79,930
Total	$1,687,455	$987,194

12. Amount Due To A Shareholder (Related party loan)

	June 30,	December 31,
	2011	2010

Mr. Guo Dishan, a shareholder of the Company	$1,896,569	$465,741

The related party loan due to Mr. Guo Dishan is unsecured with no stated interest and payable on demand.

13. Cost of Revenue

Cost of revenue consists of the following:

	For The Six Months Ended
	June 30,
	2011	2010
Depreciation and amortization	$931,441	$689,999
Salary	1,068,728	488,531
Rent	862,552	442,480
Utility	1,055,277	714,213
Business tax and surcharge	1,536,268	1,963,471
Others	3,613,257	368,871
Cost of Revenue	$9,067,523	$4,667,565

14. Income Tax

The Company’s subsidiary incorporated in the PRC is subject to PRC enterprise income tax at the applicable tax rates on taxable income reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws. Junlong was charged a tax rate of 22% of its taxable income in 2010 and 24% in 2011.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax assets or liabilities as of June 30, 2010. As approved by the relevant tax authority in the PRC, Junlong’s income tax rates will be 25% for 2012 and thereafter.

The income tax provision consists of the following:
	For The Six Months Ended
	June 30,
	2011	2010
Current
- PRC	$1,437,627	$768,521

Deferred
Increase in deferred tax assets	(462,138)	-
Change in valuation allowances	396,897
Deferred tax assets - current	(65,241)
Income Tax Expenses	$1,372,386	$768,521

The components of the deferred tax assets and deferred tax liability are as follows:
	June 30,	December 31,
	2011	2010
Deferred tax assets for NOL carry forwards-US	$534,815	$137,918
Temporary difference from accrued expenses	65,241	-
	600,056	137,918
Valuation allowance	(534,815)	(137,918)
Total deferred tax assets-current	65,241	-

The Company applied the provisions of ASC 740.10.50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company classified all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties, which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2011, the management concluded that the Company had no uncertain tax positions affecting its condensed consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the six months ended June 30, 2011 and 2010, respectively.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities, primarily the China Tax Authority. The open tax year for examination in PRC is 10 years.

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the condensed consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 24% and 22% for the six months ended June 30, 2011 and 2010 to income before income taxes for the three months ended June 30, 2011 and 2010 for the followings reasons:

	For The Six Months Ended
	June 30,
	2011	2010

Income before income taxes	$4,064,538	$3,469,834

Computed “expected” income tax expense at 24% and 22% on income/loss in 2011 and 2010, respectively	$975,489	$768,521
Effect of cumulative tax losses	396,897	-
	$1,372,386	$768,521

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the six months ended June 30, 2011 and 2010.

15. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments with respect to its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $ 6,299 and $2,931 for the six months ended June 30, 2011 and 2010, respectively. The pension expense was $3,473and $2,197 for the three months ended June 30, 2011 and 2010, respectively.

16. Stockholders’ Equity

(i) Common Stock

On February 22, 2011 (the “Closing Date”), in connection with a security purchase agreement between the Company and certain investors, we closed a private placement (the “Offering”) of approximately $6.4 million from offering a total of 474,967 units (the “Units”) at a purchase price of $13.50 per Unit, each consisting of:(i) nine shares of the Company’s 5% Series A Convertible Preferred Stock, par value $0.00001 per share (the “Preferred Shares”), convertible on a one to one basis into nine shares of the Company’s common stock, par value $0.00001 per share (the “ Common Stock”); (ii) one share of Common Stock; (iii) two three-year Series A Warrants (the “Series A Warrants”),each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants (the “Series B Warrants”), each exercisable for the purchase of one share of Common Stock, to purchase one share of Common Stock, at an exercise price of $3.00 per share.

As of June 30, 2011 and December 31, 2010, there are 21,124,967 and 20,200,000 shares issued and outstanding respectively.

(ii) Stock Based Compensation

On November 22, 2010, the Company entered into a 12 month Advisory Agreement with an affiliate of its placement agent, under which the affiliate agreed to render on-going financial advisory to the Company. As compensation for its services, the Company agreed to pay a monthly fee of $10,000, payable on the first day of each month after the completion of a Transaction, as defined in the agreement between the Company and its placement agent. Payment of these fees commenced on March 1, 2011, following completion of the sale of the Units purchased in the Offering.

The Company also agreed to place in escrow for issuance to the affiliate a total of 400,000 shares of Common Stock, with 200,000 shares to be released following the completion of a Transaction, 100,000 shares to be released six months after the completion of a Transaction and 100,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $2.16 per share (determined as described above), resulting in compensation expense for the services rendered and to be rendered of $864,000. The expense related to the services provided and to be provided is being recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expires. As of June 30, 2011, $523,134 has been expensed and a further $340,866 remains to be expensed related to the services being provided over the period to November 21, 2011. At June 30, 2011, the remaining amount to be expensed is classified as deferred consulting fees, in accordance with the guidance at ASC 505-50-45-1.” The Company measured the value of the shares at the same fair value used to measure the common stock underlying the sale of the Units on February 22, 2011.

17.	Series A Preferred Stock and Warrants

Securities Purchase Agreement

The Offering was conducted pursuant to a Securities Purchase Agreement (the “Agreement”) between the Company and various accredited investors (the “Investors).  Because certain of the instruments issued in the Offering are derivative instruments which will be initially and continuously carried at fair value, we believe the aggregate proceeds received should be allocated following the principles implicit in the guidance at ASC 815-15-30-2. The proceeds are first allocated to those derivative instruments that will initially and continuously be carried at fair value. The remaining proceeds, if any, are then allocated between the non-derivative host contract and other non-derivative instruments on a relative fair value basis. Because the fair value of the bifurcated embedded derivative instrument in the Convertible Preferred Stock and the fair value of the Warrants exceeded the proceeds received, no basis remained to be allocated to the non-derivative host contract portion of the Convertible Preferred Stock or to the Common Stock portion of the Units, and the Company recognized a day-one derivative loss.

Series A Preferred Stock

On February 16, 2011, the Company filed with the Secretary of State of Nevada a Certificate of Designation, Preferences and Rights for the 5% Series A Convertible Preferred Stock as an amendment to its Articles of Incorporation.

For each outstanding share of 5% Series A Convertible Preferred Stock (the “Series A Preferred Stock”), dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of June, September, December and March of each year, commencing June 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance.

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

The Series A Preferred Stock is not subject to mandatory redemption (except on liquidation) but is redeemable in certain circumstances:

If an “Organic Change” occurs (defined as (i) a capital reorganization of the Company (other than by way of a stock split or combination of shares or stock dividends or distributions or similar events, or (ii) a merger or consolidation of the Company with or into another corporation where the holders of the Company’s outstanding voting securities prior to such merger or consolidation do not own over 50% of the outstanding voting securities of the merged or consolidated entity, immediately after such merger or consolidation, or (iii) the sale of all or substantially all of the Company’s properties or assets to any other person, the holders of the Series A Preferred Stock may request redemption at 110% of the Series A Liquidation Preference of $1.35 per share. Because of the possible redemption conditions, the Series A Preferred Stock is classified as mezzanine equity.

The Company reviewed the features of the Series A Preferred Stock, other than the conversion feature, and concluded that, on balance, the terms and features of the host contract should be considered to be more akin to a debt instrument. Accordingly, the embedded conversion option may be required to be bifurcated and accounted for as a derivative instrument unless it meets the exemption provided by ASC 815-10-15-74a.

The conversion price of the Series A Preferred Stock is subject to adjustment if the Company subsequently sells Common Stock at a lower price. Also, as described above for the Warrants, the conversion option is denominated in U.S. dollars, a currency other than the Company’s functional currency. Accordingly, the embedded conversion option is not considered to be indexed only to the Company’s common stock. In addition, the Company may be required to redeem the Series A Preferred Stock for cash if, on receipt of a conversion request, it is unable to issue shares registered for resale for any reason. In addition, the conversion price of the Series A Preferred Stock is subject to adjustment if the Company subsequently sells Common Stock at a lower price but there is no explicit limit on the number of shares that the Company may be required to issue. As a result of the foregoing, the exemption provided by ASC 815-10-15-74a is not available and the embedded conversion option has been bifurcated and accounted for as a derivative liability. Because the embedded conversion option has been bifurcated and accounted for as a derivative liability, no beneficial conversion option was required to be recognized.

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

Registration Rights Agreement

In connection with the Offering, the Company entered into a Registration Rights Agreement with the Investors, in which the Company agreed to file a registration statement to register for resale the Common Stock and the Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the Series A and Series B Warrants, within 45 calendar days of the Closing Date, and to have the registration statement declared effective within 150 calendar days of the Closing Date or within 180 calendar days of the Closing Date in the event of a full review of the registration statement by the Securities and Exchange Commission. If the Company does not comply with the foregoing obligations under the Registration Rights Agreement, the Company will be required to pay cash liquidated damages to each Investor, at the rate of 1% of the applicable subscription amount for each 30 day period or part thereof in which we are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each Investor and will not apply to any securities that may be sold pursuant to Rule 144 under the Securities Act, or which are subject to an SEC restriction with respect to Rule 415 under the Securities Act.

The required registration statement was filed by the required due date. The Company currently expects that the registration statement will be effective by the required due date and has not accrued any liquidated damages as of June 30, 2011.

Placement Agent Fees

In connection with the Offering, the Company paid its placement agents (i) a cash fee of 7% of the gross proceeds from sale of the Units, (ii) a cash management fee of 1% and (iii) a 0.5% non-accountable expense allowance. In addition to these placement agent cash fees aggregating $545,025, the Company paid $181,415 in legal fees and other expense related to the Offering. After payment of the placement agent cash fees and legal and other expenses, the Company received net proceeds of $5,675,614.

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

Lock-up Agreement

On the Closing Date, the Company entered into a lock-up agreement (the “Lock-Up Agreement”) with the Stockholder whereby the Stockholder is prohibited from selling our securities that they directly or indirectly own (the “Lock-Up Shares”) until nine months after the Registration Statement is declared effective (the “Lock-Up Period”). In addition, the Stockholder further agreed that during the 12 months immediately following the Lock-Up Period, the Stockholder will not offer, sell, contract to sell, assign or transfer more than 0.833% of the Lock-Up Shares during each calendar month following the Lock-Up Period, other than engaging in a transfer in a private sale of the Lock-Up Shares if the transferee agrees in writing to be bound by and subject to the terms of the Lock-Up Agreement.

Valuation

Although the Company’s Common Stock was publically traded at the time of the Offering, there had been minimal trading activity in the Company’s Common Stock. Accordingly, determining the fair value of the Common Stock and the Common Stock underlying the Series A Preferred Stock and the Investor and Placement Agent Warrants required the Company to make complex and subjective judgments. The Company estimated the value of its enterprise as of February 22, 2011 based on a review of the enterprise values derived from the use of a market valuation approach. The Company also reviewed income-based and asset-based approaches to assess whether the result of such approaches were consistent with the value derived from the market valuation approach. The market approach was based on the market price to earnings multiple considered by management to be appropriate and comparable with companies with similar characteristics as the Company. The estimated enterprise value was then allocated to the Company’s existing outstanding Common Stock, the Common Stock, Series A Preferred Stock and Warrants included in the Units and the Placement Agent Warrants, using an option pricing method. The option pricing method was based on the two year period to automatic conversion of the Series A Preferred Stock and the three year period to expiration of the Warrants, risk-free interest rates commensurate with those periods and the expected volatility used was based on a review of the historical volatility of publicly-traded companies considered by management to be comparable to the Company. Based on the allocation of the estimated enterprise value, the Company estimated the fair value of the Common Stock at $2.16 per share.

Accounting for Derivative Instruments

The Warrants and Placement Agent Warrants are derivative instruments as defined in ASC 815-10-15-83. ASC 815-10-15-74 provides that a contract that would otherwise meet the definition of a derivative instrument but that is both (a) indexed to a company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. FASB ASC 815-40-15 and 815-40-25 provide guidance for determining whether those two criteria are met. For purposes of this evaluation, the Company has concluded that the Company’s functional currency is the Renminbi. Because the Warrants are denominated in U.S. Dollars, FASB ASC 815-40-15-7I provides that they are not considered to be indexed only to the Company’s Common Stock. Accordingly, the exemption in FASB ASC 815-10-15-74 is not available and the Warrants are classified as a derivative instrument liability.

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

Because the aggregate value of $7,532,121 of the Warrants and the embedded derivative instrument in the Series A Preferred Stock exceeded the gross proceeds received of $6,412,055, no portion of the proceeds was allocated to the Common Stock component of the Units or to the carrying value of the Series A Preferred Stock host contract and the Company recognized a day-one derivative loss of $1,120,066.

At June 30, 2011, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $1,990,204, $757,954 and $5,109,335, respectively, using a binomial model, based on the fair value for the Common Stock previously determined, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.36% to 0,68% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 85%. The aggregate change in the fair value of the derivative liabilities between February 18, 2011 and June 30, 2011 of $469,552 has been credited to income.

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

The Company also agreed to place in escrow for issuance to the affiliate a total of 400,000 shares of Common Stock, with 200,000 shares to be released following the completion of a Transaction, 100,000 shares to be released six months after the completion of a Transaction and 100,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $2.16 per share (determined as described above), resulting in compensation expense for the services rendered and to be rendered of $864,000. The expense related to the services provided and to be provided is being recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expires. At June 30, 2011, $523,134 has been expensed and a further $340,866 remains to be expensed related to the services being provided over the period to November 21, 2011. At June 30, 2011, the remaining amount to be expensed is classified as deferred consulting fees, in accordance with the guidance at ASC 505-50-45-1.

In addition to the above fees, the Company issued 50,000 shares to its legal counsel, in consideration for their introducing the Company to the placement agent. The cost of these shares, which were valued at $2.16 per share (determined as described above) were expensed during the period ended June 30, 2011.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the six months ended June 30, 2011:

	Preferred – Embedded Derivative	Warrants	Total

Beginning balance, December 31, 2010	$-	$-	$-

Issued – February 22, 2011	5,398,483	2,928,562	8,327,045

Fair value adjustments	(289,148)	(180,404)	(469,552)

Ending balance, June 30, 2011	$5,109,335	$2,748,158	$7,857,493

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

Operating Leases

In the normal course of business, the Company leases office space and internet cafes under operating lease agreements, which expire through 2016. The Company rents internet cafes venues and office space, primarily for regional sales administration offices that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised in the Company's discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

As of June 30, 2011, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2011	$843,706
2012	1,678,110
2013	1,369,896
2014	1,271,876
2015	590,396
2016	23,440
$5,777,424

During the three and six months ended June 30, 2011, rent expenses amounted to $515,522 and $939,110, respectively, of which $473,378 and $862,552 was recorded as cost of sales, respectively.

During the three and six months ended June 30, 2010, rent expenses amounted to $248,017 and $456,910, respectively, of which $235,781 and $442,480 was recorded as cost of sales, respectively.

19.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the six months ended June 30, 2011 and 2010.

At June 30, 2011 and December 2010, there was one supplier of consignment snacks and drinks in the amount of $93,304 and $67,224, respectively, which accounted for 99% and 97% of the Company’s accounts payable.

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

Company’s operations are substantially in foreign countries

All of the Company’s services are provided in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on the transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

The Chinese government began tightening its regulation of internet cafes in 2001. In particular, a large number of unlicensed internet cafes have been closed. In addition, the Chinese government has imposed higher capital and facility requirements for the establishment of internet cafes (RMB 10,000,000 for regional internet cafe chains and RMB 50,000,000 for national internet cafe chains). Furthermore, the Chinese government’s policy, which encourages the development of a limited number of national and regional internet cafe chains and discourages the establishment of independent internet cafes, may slow down the growth of internet cafes. Recently, the Ministry of Culture, together with other government authorities, issued a joint notice suspending the issuance of new internet cafe chain licenses. Any intensified government regulation of internet cafes could restrict our ability to maintain and expand our operations.

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

	For The 3 Months Ended June 30,		For The 6 Months Ended June 30,
	2011	2010	2011	2010

Numerator for earnings per common share calculation:
Net income	$2,394,592	$1,544,175	$2,692,152	$2,701,313
Less: Dividend on preferred stock	(68,776)	-	(101,978)	-
Net income available to common stockholders	$2,325,816	$1,544,175	$2,590,174	$2,701,313

Denominator for earnings per common share calculation:
Basic weighted average shares outstanding	21,124,967	19,000,000	20,854,258	19,000,000
Preferred stock and contingently issuable shares	-	-	-	-
Warrants and contingently issuable shares	-	-	-	-
Diluted weighted average shares outstanding	21,124,967	19,000,000	20,854,258	19,000,000

Basic earnings per share	$0.11	$0.08	$0.12	$0.14

Diluted earnings per share	$0.11	$0.08	$0.12	$0.14

Potential common shares outstanding as of June 30:
Series A preferred stock	4,274,703	-	4,274,703	-
Warrants	2,498,326	-	2,498,326	-
	6,773,029	-	6,773,029	-

For the three months ended June 30, 2011 and 2010, the number of securities was 6,773,029 and 0, respectively, and was not included in the diluted EPS because the effect would have been anti-dilutive.

For the six months ended June 30, 2011 and 2010, the number of securities was 6,773,029 and 0, respectively, and was not included in the diluted EPS because the effect would have been anti-dilutive.

22.	Segment Information

The Company applies the provisions of ASC 280, "Disclosures about Segments of an Enterprise and Related Information". The Company views its operations and manages its business as one segment: the operation of internet cafe chains. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company operates in one geographical area, the PRC.

23.	Subsequent Event

As of June 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

24.	Additional Information — Condensed Financial Statements of the Company

The Company is required to include the condensed financial statements of the Company in accordance with Regulation S-X promulgated by the United States Securities and Exchange Commission. The separate condensed financial statements of the Company as presented below have been prepared in accordance Securities and Exchange Commission Regulation S-X Rule 5-04 and Rule 12-04 and present the Company’s investments in its subsidiaries under the equity method of accounting. Subsidiaries income is included as the Company’s “Share of income from subsidiaries” on the statement of income and comprehensive income.

As of June 30, 2011 and December 31, 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except for those that have been separately disclosed in the Consolidated Financial Statements, if any.

FINANCIAL INFORMATION OF CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$149,502	$-
Rental deposit	3,333	3,333
Amount due from a subsidiary	5,675,754	-
Deferred advisory fee	340,866	-
Total assets	$6,169,455	$3,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$54,401	$54,401
Amount due to a shareholder	450,000	300,000
Dividend payable on preferred stock	101,978	-
Derivative financial instrument - preferred stock	5,109,335	-
Derivative financial instrument - warrants	2,748,158	-
Total current liabilities	8,463,872	354,401

Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0)	-	-

Stockholders' Equity
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,124,967 and 20,200,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	212	202
Additional paid in capital	(556,238)	3,131
Accumulated loss	(1,738,391)	(354,401)
Total stockholders’ equity	(2,294,417)	(351,068)
Total liabilities and stockholders’ equity	$6,169,455	$3,333

Condensed Statements of Income and Comprehensive Income (Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-
Operating Expenses
General and administrative expenses	631,510	-	215,799	-
Total operating expenses	631,510	-	215,799	-

Loss from operations	(631,510)	-	(215,799)	-

Non-operating income (expenses)
Derivative financial instruments - day-one loss	(1,120,072)	-	-	-
Change in fair value of derivative financial instrument - preferred stock	289,148	-	194,841	-
Change in fair value of derivative financial instrument - warrants	180,404	-	123,365	-
Interest income	18		18
Total non-operating expenses	(650,502)	-	318,224	-

Net loss before income taxes	(1,282,012)	-	102,425	-
Income taxes	-	-	-	-
Net loss	(1,282,012)	-	102,425	-

Dividend on preferred stock	(101,978)	-	(68,776)	-
Share of income from subsidiaries	3,974,164	-	2,292,167	-
Net income	$2,590,174	$-	$2,325,816	$-

Other comprehensive loss
Net loss	$(1,282,012)	$-	$102,425	$-
Net comprehensive loss	$(1,282,012)	$-	$102,425	$-

Condensed Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$(1,282,012)	$-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative financial instruments - day-one loss	1,120,072	-
Change in fair value of derivative financial instrument - preferred stock	(289,148)	-
Change in fair value of derivative financial instrument - warrants	(180,404)	-
Advisory fee	631,134	-

Changes in operating assets and liabilities:
Amount due from shareholders	150,000	-
Amount due from a subsidiary	(5,675,754)	-
Net cash used in operating activities	(5,526,112)	-

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	-
Net cash provided by financing activities:	5,675,614	-

Effect of foreign currency translation on cash	-	-

Net increase in cash	149,502	-

Cash - beginning of period	-	-
Cash - end of period	$149,502	$-

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, operating through our wholly owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), we operate the largest Internet café chain in Shenzhen, Guangdong, China consisting of 57 locations in high traffic areas. Our focus is on providing modern Internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at prices affordable for those demographics. Although our locations do sell snacks, drinks, and game access cards, more than 95% of our revenue comes directly from selling Internet access time to our computers.

We expect our future growth to be driven by a number of factors and trends including:
1.	Our ability to expand our client base through promotion of our services
2.	Our ability to integrate cafes we acquired in the previous years
3.	Our ability to identify and integrate JV target companies in the coming year

For the three months ended June 30, 2011, our revenue was approximately $8.63 million and our net profit was roughly $2.39 million. This represented an increase of 88% and  55%, respectively, from the revenue of roughly $4.58 million and net profit of approximately $1.54 million of three months ended June 30, 2010. As of June 30, 2011, we have 700 employees.

Because our recent operations have been limited to the operations of Junlong, the discussion below of our performance is based upon the financial statements of Junlong for the three months ended June 30, 2011 and 2010.

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

•
Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements to acquire a national internet chain license, the Company’s primary objective is to establish or acquire at least 20 internet cafes in two provinces other than Guangdong Province. The Company has conducted research in the South Western provinces including Chongqing, Sichuan, Guizhou, Yunnan, Hunan and Hubei and is focusing on these areas for future internet café establishment and acquisition purposes. The Company believes the national license is imperative for the development of a nationwide market.

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

From January through August of this year, we have opened 13 internet cafes. As a result, we currently own 57 internet cafes within the city of Shenzhen in Guangdong Province, PRC.

Results of Operations for the three months ended June 30, 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

The following sets forth certain information of the Company’s income statement for the three months ended June 30, 2011 and 2010.

	For The three Months Ended
	June 30,
	2011		2010		Amount	%
		As percentage		As percentage	change	change
Revenue	$8,625,080	100%	$4,581,308	100%	4,043,772	88%
Cost of revenue	5,072,181	59%	2,507,426	55%	2,564,755	102%
Gross profit	3,552,900	41%	2,073,882	45%	1,479,018	71%

Operating Expenses
General and administrative expenses	663,820	8%	93,934	2%	569,886	607%
Total operating expenses	663,820	8%	93,934	2%	569,886	607%

Income from operations	2,889,080	33%	1,979,948	43%	909,132	46%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-
Change in fair value of derivative financial instrument - preferred stock	194,841	2%	-	-	194,841	100%
Change in fair value of derivative financial instrument - warrants	123,365	1%	-	-	123,365	100%
Interest income	5,102	0%	2,460	0%	2,642	107%
Interest expenses	-2,633	0%	-3,572	0%	939	-26%
Other expenses	-2,466	0%	-4	0%	-2,462	61540%
Total non-operating income (expenses)	318,210	4%	-1,116	0%	319,326	-28613%

Net income before income taxes	3,207,289	37%	1,978,832	43%	1,228,457	62%
Income taxes	812,697	9%	434,657	9%	378,040	87%
Net income attributable to China Internet Cafe Holdings Group, Inc.	$2,394,592	28%	$1,544,175	34%	850,417	55%

Dividend on preferred stock	-68,776	-1%	-	-	-68,776	100%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	2,325,816	27%	1,544,175	34%	781,641	51%

Other comprehensive income
Net income	2,394,592	28%	1,544,175	34%	850,417	55%
Foreign currency translation	359,738	4%	38,927	1%	320,811	824%
Net Comprehensive income	$2,754,330	32%	$1,583,102	35%	1,171,228	74%

Comparison of Three Months Ended June 30, 2011 and 2010

Revenue. Our revenue is primarily generated from sales of prepaid IC cards. Sales revenue increased by approximately $4.0 million, or 88%, to $8.6 million for the three months ended June 30, 2011 from $4.6 million for the same period in 2010. The increase was mainly due to the revenue generated by the new cafes opened in the first two quarters of 2011. Management expects this trend to continue in 2011 as we continue to focus on organic growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition in other provinces.

Cost of Revenue. Our cost of sales is primarily composed of depreciation and amortization, salary, rent, utility business tax and surcharge. Our cost of sales increased approximately $2.6 million, or 102%, to roughly $5.1 million for the period ended June 30, 2011 from roughly $2.5 million during the same period in 2010. The increase was mainly attributable to increased labor cost and taxes in 2011 as compared to the same period in 2010. During 2011, the increased business tax was a direct result of the higher cost generated from the business. We expect this trend to continue in 2011 as we continue to expand our revenue base. In addition, we expect to slightly increase our average employee salary as the Shenzhen Government moves forward with its plan to increase the basic local income level.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by approximately $1.5 million, or 71%, to roughly $3.6 million for the three months ended June 30, 2011 from roughly $2.1 million for the same period in 2010. Gross profit as a percentage of sales was 41% for the three month ended June 30, 2011, as compared to 45% during the same period in 2010. The slight decrease of our gross profit margin was mainly attributable to the increase in salary, depreciation and other costs as compared to the same period in 2010. Management expects margins to remain relatively unchanged in 2011 as other cost drivers increase together with the revenue growth.

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by approximately $0.57 million, or 607%, to roughly $0.66 million for the three months ended June 30, 2011 from approximately $0.09 million for the same period in 2010. The increase was mainly attributable to the advisory, legal, investor relations and audit fees incurred as a publicly traded company. We expect that our operating expenses will increase because we intend to implement a slight increase in salaries in 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Non-operating Income. Our other income increased by approximately $.001 million from approximately $0.319  million, to $0.318 million for the three months ended June 30, 2011 compared to the same period in 2010. In the second quarter of fiscal year 2011, we incurred income from derivative financial instruments of almost $0.318 million stemming from the Offering conducted in February 2011.

Income before Income Taxes. Income before income taxes increased by approximately $1.23 million, or 62%, to $3.21 million for the three months ended June 30, 2011 from approximately $1.98 million for the same period in 2010. The increase of income before income tax was mainly attributable to the expansion of our business.

Income Taxes. Our income taxes increased by almost $0.38 million during the three months ended June 30, 2011 to approximately $0.81 million from approximately $0.43 million during the same period in 2010. The primary reasons for the increase of income taxes was the higher taxable income generated by the opening of new internet cafes and an increase in tax rate.

Net Income. Our net income increased by approximately $0.85 million, or 55%, to roughly $2.40 million during the three months ended June 30, 2011 from approximately $1.54 million during the same period in 2010 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in year 2011.

Results of Operations for the six months ended June 30, 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

The following sets forth certain information of the Company’s income statement for the six months ended June 30, 2011 and 2010.

	For The Six Months Ended
	June 30,
	2011		2010		Amount	%
		As percentage		As percentage	change	change
Revenue	$15,114,661	100%	$8,302,413	100%	6,812,248	82%
Cost of revenue	9,067,523	60%	4,667,565	56%	4,399,958	94%
Gross profit	6,047,138	40%	3,634,848	44%	2,412,290	66%

Operating Expenses
General and administrative expenses	1,331,546	9%	162,728	2%	1,168,818	718%
Total operating expenses	1,331,546	9%	162,728	2%	1,168,818	718%

Income from operations	4,715,592	31%	3,472,120	42%	1,243,472	36%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-1,120,072	-7%	-	-	-1,120,072	100%
Change in fair value of derivative financial instrument - preferred stock	289,148	2%	-	-	289,148	100%
Change in fair value of derivative financial instrument - warrants	180,404	1%	-	-	180,404	100%
Interest income	5,102	0%	2,460	0%	2,642	107%
Interest expenses	-5,164	0%	-4,713	0%	-451	10%
Other expenses	-472	0%	-33	0%	-439	1330%
Total non-operating income (expenses)	-651,054	-4%	-2,286	0%	-648,768	28380%

Net income before income taxes	4,064,538	27%	3,469,834	42%	594,704	17%
Income taxes	1,372,386	9%	768,521	9%	603,865	79%
Net income attributable to China Internet Cafe Holdings Group, Inc.	2,692,152	18%	$2,701,313	33%	-9,161	0%

Dividend on preferred stock	-101,978	-1%	-	-	-101,978	100%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	2,590,174	17%	2,701,313	33%	-111,139	-4%

Other comprehensive income
Net income	$2,692,152	18%	2,701,313	33%	-9,161	0%
Foreign currency translation	415,111	3%	40,049	0%	375,062	937%
Net Comprehensive income	$3,107,263	21%	$2,741,362	33%	365,901	13%

Comparison of Six Months Ended June 30, 2011 and 2010

Revenue. Our revenue is primarily generated from sales of prepaid IC cards. Sales revenue increased by approximately $6.8 million, or 82%, to $15.1 million for the six months ended June 30, 2011 from $8.3 million for the same period in 2010. The increase was mainly due to the revenue generated by the new cafes opened in the first half year of 2011. Management expects this trend to continue in 2011 as we continue to focus on organic growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition in other provinces.

Cost of Revenue. Our cost of sales is primarily composed of depreciation and amortization, salary, rent, utility business tax and surcharge. Our cost of sales increased approximately $4.4 million, or 94%, to roughly $9.1 million for the period ended June 30, 2011 from roughly $4.7 million during the same period in 2010. The increase was mainly attributable to increased labor cost and taxes in 2011 as compared to the same period in 2010. During 2011, the increased business tax was a direct cause of the higher costs generated by the business. We expect this trend to continue in 2011 as we continue to expand our revenue base. In addition, we expect that our operating expenses will increase because we intend to implement a slight increase in salaries in 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by approximately $2.4 million, or 66%, to roughly $6.0 million for the six months ended June 30, 2011 from roughly $3.6 million for the same period in 2010. Gross profit as a percentage of sales was 40% for the six months ended June 30, 2011, as compared to 44% during the same period in 2010. The slight decrease of our gross profit margin was mainly attributable to the increase in salary, depreciation, and other costs as compared to the same period in 2010. Management expects margins to remain relatively unchanged in 2011 as other cost drivers increase together with the revenue growth.

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by approximately $1.17 million, or 718%, to roughly $1.33 million for the six months ended June 30, 2011 from approximately $0.16 million for the same period in 2010. The increase was mainly attributable to the Offering, which included an advisory fee of Common Stock expensed to an affiliate of the placement agent retained to assist the Company with its strategic development and to assist the company conduct the Offering, legal fees to Sichenzia Ross Friedman Ference LLP, and related expenses generally incurred by publicly traded companies. We expect that our operating expenses will increase because we intend to implement a slight increase in salaries in 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Non-operating Expenses. Our other expenses increased by approximately $0.649 million, to $0.651 for the six months ended June 30, 2011 from roughly $0.002 million for the same period in 2010. In the first half-year of 2011, we incurred expenses in the derivative financial instruments of almost $0.65 million from the Offering conducted in February 2011.

Income before Income Taxes. Income before income taxes increased by approximately $0.59 million, or 17%, to $4.06 million for the six months ended June 30, 2011 from approximately $3.47 million for the same period in 2010. The increase of income before income tax was mainly attributable to the expansion of our business during the first two quarters of 2011.

Income Taxes. Our income taxes increased by almost $0.60 million during the six months ended June 30, 2011 to approximately $1.37 million from approximately $0.77 million during the same period in 2010. The primary reasons for the increase of income taxes was the higher taxable income generated by the opening of new internet cafes and an increase in tax rate.

Net Income. Our net income decreased by approximately $0.01 million to roughly $2.69 million during the six months ended June 30, 2011 from approximately $2.70 million during the same period in 2010 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in year 2011.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of approximately $16.42 million and restricted cash of roughly $0.97 million. The following table provides detailed information about our net cash flow for each financial statement period presented in this report.

Cash Flow
	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$8,877,045	$3,809,351
Net cash provided by investing activities	(2,176,739)	(1,640,926)
Net cash provided by financing activities	5,675,614	132,580
Effect of Foreign currency translation on cash and cash equivalents	211,398	20,635
Net cash flows	16,424,142	5,384,938

Operating Activities

Net cash provided by operating activities was approximately $8.9 million for the six months ended June 30, 2011, as compared to $3.8 million net cash provided by operating activities for the same period in 2010. The change was mainly attributable to the change in fair value of derivative financial instruments, deferred revenue, and an amount due to a director. The Company has relied on advances from a director to pay certain public company expenses. Going forward, management intends to pay these expenses using our proceeds from the Offering.

Investing Activities

Net cash used by investing activities was $2.2 million for the six months ended June 30, 2011, as compared to $1.6 million net cash used in investing activities for the same period in 2010. The change was mainly attributable to the acquisition of property, plant and equipment, as well as the return of a prepayment made to Yunnan Province due to the cancellation of the Company’s plans to establish a subsidiary in Kunming City.

Financing Activities

Net cash provided by financing activities was approximately $5.68 million for the six months ended June 30, 2011, as compared to $0.13 million for the same period in 2010. The increase in net cash provided by financing activities was mainly due to the Offering conducted in February 2010.

Obligations under Material Contracts

We are party to a loan agreement with the China Construction Bank Shenzhen Branch entered into in October 2010 for a loan of RMB 1 million (approximately $154,727).

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

Revenue recognition

Internet café members purchase prepaid IC cards, which include stored value that will be deducted based on time usage of computers at the internet cafe. Revenues derived from the prepaid IC cards at the internet café are recognized when services are provided. This is based upon usage of computer time at the internet cafe. Outstanding customer balances in the IC cards are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrement to customer balances. There is no expiration date for IC cards.

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

Property, plant and equipment

Property and equipment, comprising computer equipment and hardware, leasehold improvements, office furniture and vehicles are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.
Estimated Useful Lives
Leasehold improvement	5 years
Cafe computer equipment and hardware	5 years
Cafe furniture and fixtures	5 years
Office furniture, fixtures and equipments	5 years
Motor vehicles	5 years

Leasehold improvements mainly result from decoration expenses. All of our lease contracts state lease terms of 5 years and leasehold improvements are amortized over 5 years, which represents the shorter of useful life and lease term.

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $1,964,584 and $579,822 as at June 30, 2011 and December 31, 2010, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the quarter ended June 30, 2011.

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

Income taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future differences between the tax basis of assets and liabilities and the financial reporting amounts at each year-end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:
	2011	2010
Year end RMB : USD exchange rate	6.4630	6.8060
Six months average RMB : USD exchange rate	6.5316	6.8348

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2011. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of June 30, 2011, our disclosure controls and procedures (“Disclosure Controls”) are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of June 30, 2011, is described below:

•
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

2011 Planned Remediation

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2011 to resolve non-routine or complex accounting matters.  We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the material weakness of having insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

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

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: August 15, 2011
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)