Form 10-K/A
period 2010-12-31
China Internet Cafe Holdings Group, Inc.
filed 2011-08-16
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Transition Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 (the “Original 10-K”) of China Internet Café Holdings Group, Inc. (the “Company”).  We are filing this Amendment to disclose that our internal controls over financial reporting as of December 31, 2010 were not effective.

For convenience, this amended Transition Report on Form 10-K/A sets forth the original filing in its entirety, as amended where necessary to reflect the Amendment.  The following section was revised to reflect the amendment:

·    Part II, Item 9A. Controls and Procedures.

This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 31, 2011. The Original 10-K has not been amended or updated to reflect events occurring after March 31, 2011, except as specifically set forth in this Amendment.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the market price of our securities.  Operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter.  Fluctuations in operating results could cause the value of our securities to decline.  Investors should not rely on comparisons of results of operations as an indication of future performance.  As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors.  This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in the PRC;
•	changes in the laws of the PRC that affect our operations;
•	competition from other similar service providers; and
•	our ability to obtain necessary government certifications and/or licenses to conduct our business.

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

We have limited internal controls due to our lack of sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP.

During the year ended December 31, 2010, we lacked personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.  Due to this lack of qualified personnel, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis.

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

We intend to expand our business through acquisitions of companies or operations similar to our own.  We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate a desired acquisition.  To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability.  Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

•	unexpected losses of key employees or customer of the acquired company;
•	difficulties integrating the acquired company's standards, processes, procedures and controls;
•	difficulties hiring additional management and other critical personnel;
•	difficulties increasing the scope, geographic diversity and complexity of our operations;
•	difficulties consolidating facilities, transferring processes and know-how;
•	difficulties reducing costs of the acquired company's business; and
•	diversion of management's attention from our management.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.	Summary of Significant Accounting Policies - Continued

(r)	Consolidation of Variable Interest Entities

According to the requirements of Statement of Financial Accounting Standards No. 810-10, “Variable interest Entities”, the Company has evaluated the economic relationships of its wholly owned subsidiary, Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) with Junlong and has determined that it is required to consolidate Zhonghefangda  and Junlong pursuant to the rules of FASB ASC Topic 810-10. Therefore Junlong is considered to be a VIE, as defined byFASB ASC Topic 810-10, of which Classic Bond is the primary beneficiary as a result of its wholly owned subsidiary Zhonghefangda. Classic Bond, as mentioned above, will absorb a majority of the economic risks and rewards of all of these VIE that are being consolidated in the accompanying financial statements.

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

5.  Restricted Cash

	December 31,	December 31,
	2010	2009
Bank deposits held by:

Mr. Fangrong, Zheng – Anshun city in Guizhou province	$945,280	$914,117
Mr. Jinping Zeng - Yiwu city in Zhejiang province	-	731,294
	$945,280	$1,645,411

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

16.  Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC.  The pension expense related to this plan, which is calculated at a range of 8% of the average monthly salary.  The pension expense was $ 9,555 and $6,671 for the year ended December 31,2010 and 2009, respectively.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2010. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of December 31, 2010, our disclosure controls and procedures (“Disclosure Controls”) are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified by our management as of December 31, 2010, is described below:

•
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

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

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the material weakness of having insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•·	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•·	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•·
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•·
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•·
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

Date:  August 16, 2011
CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer & Chief Financial Officer (Principal Executive Officer & Principal Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer, Chief Financial
Officer, and Chairman of the Board (principal
/s/ Dishan Guo	executive officer and principal financial officer)	August 16, 2011
Dishan Guo

/s/ Zhengquan Guo	Director	August 16, 2011
Zhengquan Guo

/s/ Lei Li	Director	August 16, 2011
Lei Li

/s/ Wenbin An	Director	August 16, 2011
Wenbin An

/s/ Lizong Wang	Director	August 16, 2011
Lizong Wang