Form 10-Q/A
period 2011-03-31
China Internet Cafe Holdings Group, Inc.
filed 2011-08-16
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 23, 2011 (the “Original 10-Q”) of China Internet Café Holdings Group, Inc. (the “Company”).

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the original filing in its entirety, as amended where necessary to reflect the Amendment.  The following section was revised to reflect the amendment:

·	Part I, Item 4. Controls and Procedures.
·	Exhibit 31.1, Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment should be read in conjunction with the Original 10-Q, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on May 23, 2011. The Original 10-Q has not been amended or updated to reflect events occurring after May 16, 2011, except as specifically set forth in this Amendment.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2011. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011 as a result of the material weaknesses identified in our internal control over financial reporting. These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of March 31, 2011, our disclosure controls and procedures (“Disclosure Controls”) are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of March 31, 2011, is described below:

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
Date: August 16, 2011
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)