Form 10-Q/A
period 2011-06-30
China Internet Cafe Holdings Group, Inc.
filed 2011-08-17
CIK 1373846

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011 (the “Original 10-Q”) of China Internet Café Holdings Group, Inc. (the “Company”). We are filing this Amendment to amend the diluted earnings per share for the six months ended June 30, 2011 in the Condensed Consolidated Statements of Income and Comprehensive Income on page F-2 of this Amendment.

This Amendment should be read in conjunction with the Original 10-Q, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on August 15, 2011. The Original 10-Q has not been amended or updated to reflect events occurring after June 30, 2011, except as specifically set forth in this Amendment.

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

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Six Months Ended		For The three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$15,114,661	$8,302,413	$8,625,080	$4,581,308
Cost of revenue	9,067,523	4,667,565	5,072,181	2,507,426
Gross profit	6,047,138	3,634,848	3,552,900	2,073,882

Operating Expenses
General and administrative expenses	1,331,546	162,728	663,820	93,934
Total operating expenses	1,331,546	162,728	663,820	93,934

Income from operations	4,715,592	3,472,120	2,889,080	1,979,948

Non-operating income (expenses)
Derivative financial instruments - day-one loss	(1,120,072)	-	-	-
Change in fair value of derivative financial instrument - preferred stock	289,148	-	194,841	-
Change in fair value of derivative financial instrument - warrants	180,404	-	123,365	-
Interest income	5,102	2,460	5,102	2,460
Interest expenses	(5,164)	(4,713)	(2,633)	(3,572)
Other expenses	(472)	(33)	(2,466)	(4)
Total non-operating income (expenses)	(651,054)	(2,286)	318,210	(1,116)

Net income before income taxes	4,064,538	3,469,834	3,207,289	1,978,832
Income taxes	1,372,386	768,521	812,697	434,657
Net income	2,692,152	$2,701,313	$2,394,592	$1,544,175

Dividend on preferred stock	(101,978)	-	(68,776)	-
Net income available to Common stockholders	2,590,174	2,701,313	2,325,816	1,544,175

Other comprehensive income
Net income	$2,692,152	2,701,313	2,394,592	1,544,175
Foreign currency translation	415,111	40,049	359,738	38,927
Net Comprehensive income	$3,107,263	$2,741,362	$2,754,330	$1,583,102

Earnings per share
- Basic	0.12	0.14	0.11	0.08
- Diluted	0.12	0.14	0.11	0.08
Weighted average common stock outstanding
- Basic	20,854,258	19,000,000	21,124,967	19,000,000
- Diluted	20,854,258	19,000,000	21,124,967	19,000,000

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

Date: August 17, 2011
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)