Form 10-Q
period 2011-09-30
China Internet Cafe Holdings Group, Inc.
filed 2011-11-21
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 9, 2011, there are 21,200,507 shares of $0.00001 par value common stock issued and outstanding.

FORM 10-Q
CHINA INTERNET CAFE HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$20,628,454	$3,836,824
Restricted cash	-	945,280
Loan receivable	-	2,419,916
Rental deposit	96,752	55,512
Equipment deposit	-	1,300,650
Prepayment	15,653	-
Inventory	201,724	180,582
Deferred advisory fee	123,091	-
Deferred tax assets	67,422	-
Total current assets	21,133,096	8,738,764
Property, plant and equipment, net	11,123,057	6,848,342
Intangible assets, net	169,569	191,087
Rental deposit-long term portion	270,376	235,509
Total assets	$32,696,098	$16,013,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$156,531	$151,245
Accounts payable	112,139	69,373
Deferred revenue	1,958,396	579,822
Payroll and payroll related liabilities	316,185	199,548
Income and other taxes payable	1,541,846	987,194
Accrued expenses	421,364	102,018
Amount due to a shareholder	1,995,338	465,741
Dividend payable on preferred stock	72,729	-
Derivative financial instrument - preferred stock	4,905,728	-
Derivative financial instrument - warrants	2,619,033	-
Total current liabilities	14,035,289	2,554,941

Commitments and contingencies (Note 17)
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0)	-	-
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,124,967 and 20,200,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	212	202
Additional paid in capital	1,171,027	1,628,417
Statutory surplus reserves	718,744	718,744
Retained earnings	15,398,528	10,499,454
Accumulated other comprehensive income	1,308,298	611,944
Total stockholders’ equity	18,660,809	13,458,761
Total liabilities and stockholders’ equity	$32,696,098	$16,013,702
The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For The Nine Months Ended		For The three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$23,722,727	$14,142,866	$8,608,066	$5,840,453
Cost of revenue	14,180,296	7,797,869	5,112,773	3,130,304
Gross profit	9,542,431	6,344,997	3,495,293	2,710,149

Operating Expenses
General and administrative expenses	1,986,821	351,888	655,275	75,906
Reorganizational expenses	-	435,086		435,086
Total operating expenses	1,986,821	786,974	655,275	510,992

Income from operations	7,555,610	5,558,023	2,840,018	2,199,157

Non-operating income (expenses)
Derivative financial instruments - day-one loss	(1,120,072)	-	-	-
Change in fair value of derivative financial instrument - preferred stock	492,755	-	203,607	-
Change in fair value of derivative financial instrument - warrants	309,529	-	129,125	-
Interest income	12,055	4,287	6,953	1,827
Interest expenses	(7,826)	(7,115)	(2,662)	(2,402)
Other expenses	(552)	(43)	(80)	(10)
Total non-operating income (expenses)	(314,111)	(2,871)	336,943	(585)

Income before income taxes	7,241,499	5,555,152	3,176,961	2,198,572
Income taxes	2,167,718	1,340,823	795,332	572,302
Net income attributable to China Internet Cafe Holdings Group, Inc.	5,073,781	$4,214,329	$2,381,629	$1,626,270

Dividend on preferred stock	(174,707)	-	(72,729)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	4,899,074	4,214,329	2,308,900	1,626,270

Other comprehensive income
Net income	$5,073,781	4,214,329	2,381,629	1,626,270
Foreign currency translation	696,354	229,549	281,243	209,872
Total comprehensive income	$5,770,135	$4,443,878	$2,662,872	$1,836,142

Earnings per share
- Basic	0.23	0.22	0.11	0.08
- Diluted	0.24	0.22	0.11	0.08
Weighted average common stock outstanding
- Basic	20,944,826	19,400,000	21,124,967	20,186,957
- Diluted	20,944,826	19,400,000	21,124,967	20,186,957
The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$5,073,781	$4,214,329
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative financial instruments - day-one loss	1,120,072	-
Change in fair value of derivative financial instrument - preferred stock	(492,755)	-
Change in fair value of derivative financial instrument- warrants	(309,529)	-
Advisory fee	848,909	-
Depreciation	2,111,933	1,161,497
Amortization	27,763	14,601
Deferred tax assets	(66,384)	-
Changes in operating assets and liabilities:
Restricted cash	963,258	-
Prepayment	(15,412)	-
Rental deposit	(65,035)	(81,776)
Inventory	(14,602)	1,156
Accounts payable	41,601	45,374
Deferred revenue	1,337,394	(130,200)
Payroll and payroll related liabilities	107,974	27,431
Income and other taxes payable	512,138	442,125
Accrued expenses	312,290	82,094
Amount due to a shareholder	1,505,459	231,668
Net cash provided by operating activities	12,998,855	6,008,299

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,759,757)	(2,696,834)
Receipt of loan receivable due to termination of an investment agreement	2,465,939	-
Acquisition of cafes	-	(635,233)
Net cash used in investing activities	(2,293,818)	(3,332,067)

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	-
Issuance of shares for reverse merger	-	251,612
Net proceeds from short term loan	-	300,000
Compensation for reorganization	-	1,442
Net cash flows provided by financing activities:	5,675,614	553,054

Effect of foreign currency translation on cash	410,979	117,906

Net increase in cash	16,791,630	3,347,192
Cash - beginning of period	3,836,824	3,061,856
Cash - end of period	$20,628,454	$6,409,048

Cash paid during the period for:
Interest paid	$7,826	$7,115
Income taxes paid	$1,935,931	$1,051,472

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:
Summary of Assets Acquired from Acquisitions:
Net property and equipment	-	499,776
Other current assets	-	15,678
Intangible assets	-	207,964
Net assets acquired	-	723,418

Transfer of equipment / deposits paid in property and equipment	$1,243,723	$83,811
Dividend payable on preferred stock	$72,729	$-
Advisory fee	$848,909	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNT CAFÉ HOLDINGS, GROUP, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Exclusive Management and Consulting Agreement

On June 11, 2010, Zhonghefangda signed an exclusive management and consulting services agreement with Junlong. Pursuant to the agreement, Zhonghefangda agreed to provide management and consulting services to Junlong, upon request, in connection with the operation of Junlong’s business. The agreement provides that Junlong will compensate Zhonghefangda in consideration for its right to receive the aggregate net profit of Junlong for a period of twenty (20) years and for succeeding periods of the same duration until terminated by both parties under agreed to conditions. Zhonghefangda will reimburse Junlong the full amount of any net losses incurred by Junlong during the term of this agreement. As a result of entering into the exclusive management and consulting agreement, Zhonghefangda is deemed to control Junlong as a VIE and should be consolidated in the accompanying financial statements.

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

In 2005, Junlong obtained licenses to operate internet cafe chains from the Ministry of Culture, and opened their first internet cafe in April, 2006. We continued to open a total of 7 internet cafes in 2006, 5 internet cafes in 2007, 11 internet cafes in 2008, 5 internet cafes in 2009, 16 internet cafes in 2010 and 13 internet cafes opened during the first nine months of 2011. In total, we own 57 internet cafes within the Longgang District of Shenzhen.

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

It is management's opinion that the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 (the “Annual Report”).

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

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the nine months ended September 30, 2011 and 2010, the commission income was $179,515 and $113,696, respectively, less than 1% of total revenue.

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

At September 30, 2011 and December 31, 2010, restricted cash of $0 and $945,280 (RMB 6,250,000), respectively, represented cash held by an escrow agent on behalf of the Company for registered capital and operating cash flow purposes of a new subsidiary company to be established in Anshun city, Guizhou Province.

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

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $1,958,396 and $579,822 as of September 30, 2011 and December 31, 2010, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended September 30, 2011.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	September 30,	December 31,
	2011	2010
Current assets and Long term rental deposit	$21,256,285	$8,968,000
Property, plant and equipment	11,018,866	6,848,342
Intangible assets	273,759	191,087
Total assets	32,548,911	16,007,431
Total liabilities	(11,269,333)	(2,182,851)
Net assets	$21,279,578	$13,824,580

(s)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows (source: www.onanda.com):
	Sept 30, 2011	Sept 30, 2010
Quarter end RMB : USD exchange rate (closing buying rate)	6.3885	6.6781
Nine months average RMB : USD exchange rate (average ask rate)	6.4884	6.7983

	12/31/2010
Year end RMB : USD exchange rate (closing buying rate)	6.6118
Average yearly RMB : USD exchange rate (average ask rate)	6.7788

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

There is a dilution factor related to dividend on preferred stock occurred during the year. See related details in note 16.

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

As of September 30, 2011, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation requirement.

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

3. Loan Receivable

Loans receivable consist of:
	September 30,	December 31,
	2011	2010
Name of Payee: Mr. Long Weijun
Terms: Interest free, unsecured and repayment date is February 28, 2011.	$-	$2,419,916

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

4. Equipment Deposit

Equipment deposit consists of:
	September 30,	December 31,
	2011	2010

Equipment deposit for the purchase of computers for 4 new internet cafes of which 3 were opened in March 2011 and 1 was opened in April, 2011	$-	$1,300,650

5. Inventory

Inventory consists of:
	September 30,	December 31,
	2011	2010

Purchased IC cards	$201,724	$180,582

There was no allowance made for obsolete or slow moving inventory as of September 30, 2011 and December 31, 2010.

6. Short Term Loan

The short-term loans due within one year as of September 30, 2011 and December 31, 2010 consist of the following:

			September 30,	December 31,
Bank	Loan Period	Interest rate	2011	2010

China Construction Bank	November 15, 2010 to November 14, 2011	6.372%	$156,531	$151,245

On November 15, 2010, the Company entered into a loan agreement with China Construction Bank for $154,727 (RMB 1,000,000), which was secured by director’s guarantee. The annual interest rate is 6.372% and is due on November 14, 2011.

7. Income and Other Taxes Payable

Income and other taxes payable consist of the following:
	September 30,	December 31,
	2011	2010

Business tax payable	$558,858	$420,236
Income tax	805,647	483,006
Withhold individual income tax payable	1,320	4,022
Other tax payable	176,021	79,930
Total	$1,541,846	$987,194

8. Amount Due To A Shareholder (Related party loan)

	September 30,	December 31,
	2011	2010

Mr. Guo Dishan, a shareholder of the Company	$1,995,338	$465,741

The related party loan due to Mr. Guo Dishan is unsecured with no stated interest and payable on demand.

9. Income Tax

The Company’s subsidiary incorporated in the PRC is subject to PRC enterprise income tax at the applicable tax rates on taxable income reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws. Junlong was charged a tax rate of 22% of its taxable income in 2010 and 24% in 2011.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax assets or liabilities as of September 30, 2011. As approved by the relevant tax authority in the PRC, Junlong’s income tax rates will be 25% for 2012 and thereafter.

The income tax provision consists of the following:
	For The Nine Months Ended
	September 30,
	2011	2010
Current
- PRC	$2,235,138	$1,340,823

Deferred
Increase in deferred tax assets	(481,820)	-
Change in valuation allowances	414,398
Deferred tax assets - current	(67,422)
Income Tax Expenses	$2,167,718	$1,340,823

The components of the deferred tax assets and deferred tax liability are as follows:
	September 30,	December 31,
	2011	2010
Deferred tax assets for NOL carry forwards-US	$552,316	$137,918
Temporary difference from accrued expenses	67,422	-
	619,738	137,918
Valuation allowance	(619,738)	(137,918)
Total deferred tax assets-current	-	-

The Company applied the provisions of ASC 740.10.50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company classified all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties, which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2011, the management concluded that the Company had no uncertain tax positions affecting its condensed consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2011 and 2010, respectively.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities, primarily the China Tax Authority. The open tax year for examination in PRC is 10 years.

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the condensed consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 24% and 22% for the nine months ended September 30, 2011 and 2010 to income before income taxes for the three months ended September 30, 2011 and 2010 for the followings reasons:

	For The Nine Months Ended
	September 30,
	2011	2010

Income before income taxes	$7,241,499	$5,555,152

Computed “expected” income tax expense at 24% and 22% on income in 2011 and 2010, respectively	$1,753,320	$1,222,133
Effect of cumulative tax losses	414,398	118,690
	$2,167,718	$1,340,823

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the nine months ended September 30, 2011 and 2010.

10. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments with respect to its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $ 9,887 and $5,483 for the nine months ended September 30, 2011 and 2010, respectively. The pension expense was $3,588and $2,552 for the three months ended September 30, 2011 and 2010, respectively.

11. Stockholders’ Equity

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

As of September 30, 2011 and December 31, 2010, there are 21,124,967 and 20,200,000 shares issued and outstanding respectively.

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

The Company also agreed to place in escrow for issuance to the affiliate a total of 400,000 shares of Common Stock, with 200,000 shares to be released following the completion of a Transaction, 100,000 shares to be released six months after the completion of a Transaction and 100,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $2.16 per share (determined as described above), resulting in compensation expense for the services rendered and to be rendered of $864,000. The expense related to the services provided and to be provided is being recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expires. As of September 30, 2011, $740,909 has been expensed and a further $123,091 remains to be expensed related to the services being provided over the period to November 21, 2011. At September 30, 2011, the remaining amount to be expensed is classified as deferred consulting fees, in accordance with the guidance at ASC 505-50-45-1.” The Company measured the value of the shares at the same fair value used to measure the common stock underlying the sale of the Units on February 22, 2011.

12.	Series A Preferred Stock and Warrants

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

For each outstanding share of 5% Series A Convertible Preferred Stock (the “Series A Preferred Stock”), dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of June, September, December and March of each year, commencing September 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance.

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective, resulting in accrued penalty expense of $64,000 as of September 30, 2011.

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

At September 30, 2011, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $1,887,148, $731,885 and $4,905,728, respectively, using a binomial model, based on the fair value for the Common Stock previously determined, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.18% to 0.32% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 85%. The aggregate change in the fair value of the derivative liabilities between February 18, 2011 and September 30, 2011 of $802,284 has been credited to income.

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

The Company also agreed to place in escrow for issuance to the affiliate a total of 400,000 shares of Common Stock, with 200,000 shares to be released following the completion of a Transaction, 100,000 shares to be released six months after the completion of a Transaction and 100,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $2.16 per share (determined as described above), resulting in compensation expense for the services rendered and to be rendered of $864,000. The expense related to the services provided and to be provided is being recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expires. At September 30, 2011, $740,909 has been expensed and a further $123,091 remains to be expensed related to the services being provided over the period to November 21, 2011. At September 30, 2011, the remaining amount to be expensed is classified as deferred consulting fees, in accordance with the guidance at ASC 505-50-45-1.

In addition to the above fees, the Company issued 50,000 shares to its legal counsel, in consideration for their introducing the Company to the placement agent. The cost of these shares, which were valued at $2.16 per share (determined as described above) were expensed during the period ended September 30, 2011.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the nine months ended September 30, 2011:

	Preferred – Embedded Derivative	Warrants	Total

Beginning balance, December 31, 2010	$-	$-	$-

Issued – February 22, 2011	5,398,483	2,928,562	8,327,045

Fair value adjustments	(492,755)	(309,529)	(802,284)

Ending balance, September 30, 2011	$4,905,728	$2,619,033	$7,524,761

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

13.	Commitments and Contingencies

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

As of September 30, 2011, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2011	$499,527
2012	1,678,110
2013	1,369,896
2014	1,271,876
2015	590,396
2016	23,440
$5,433,245

During the three and nine months ended September 30, 2011, rent expenses amounted to $538,854 and $1,473,919, respectively, of which $504,608 and $1,367,160 was recorded as cost of sales, respectively.

During the three and nine months ended September 30, 2010, rent expenses amounted to $308,482 and $765,392, respectively, of which $306,243 and $748,723 was recorded as cost of sales, respectively.

14.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the nine months ended September 30, 2011 and 2010.

At September 30, 2011 and December 2010, there was one supplier of consignment snacks and drinks in the amount of $111,825 and $67,224, respectively, which accounted for 99.7% and 97% of the Company’s accounts payable.

15.	Operating Risk and Uncertainties

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 6. Other financial assets and liabilities do not have material interest rate risk.

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

16.	Earnings per Share

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

	For The 3 Months Ended Sept 30,		For The 9 Months Ended Sept 30,
	2011	2010	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$2,381,629	$1,626,270	$5,073,781	$4,214,329
Dividend on preferred stock	(72,729)	-	(174,707)	-
Net income used in computing basic earnings per share	$2,308,900	$1,626,270	$4,899,074	$4,214,329

Basic earnings per share	$0.11	$0.08	$0.23	$0.22

Basic weighted average shares outstanding	21,124,967	20,186,957	20,944,826	19,400,000

	For The 3 Months Ended Sept 30,		For The 9 Months Ended Sept 30,
	2011	2010	2011	2010
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$2,308,900	$1,626,270	$4,899,074	$4,214,329
Dividend on preferred stock	72,729	-	174,707	-
Net income used in computing diluted earnings per share	$2,381,629	$1,626,270	$5,073,781	$4,214,329

Diluted earnings per share	$0.11	$0.08	$0.24	$0.22

Weighted average outstanding shares of common stock	21,124,967	20,186,957	20,944,826	19,000,000
Preferred stock and contingently issuable shares	-	-	-	-
Warrants and contingently issuable shares	-	-	-	-
Diluted weighted average shares outstanding	21,124,967	20,186,957	20,944,826	19,000,000

Potential common shares outstanding as of September 30:
Series A preferred stock	4,274,703	-	4,274,703	-
Warrants	2,498,326	-	2,498,326	-
	6,773,029	-	6,773,029	-

For the three months ended September 30, 2011 and 2010, the number of securities was 6,773,029 and 0, respectively, and was not included in the diluted EPS because the effect would have been anti-dilutive.

For the nine months ended September 30, 2011 and 2010, the number of securities was 6,773,029 and 0, respectively, and was not included in the diluted EPS because the effect would have been anti-dilutive.

17.	Segment Information

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

18.	Subsequent Event

As of September 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, operating through our wholly owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), we operate the largest Internet café chain in Shenzhen, Guangdong, China, consisting of 57 locations in high traffic areas. Our focus is on providing modern Internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at prices affordable for those demographics. Although our locations do sell snacks, drinks, and game access cards, more than 95% of our revenue comes directly from selling Internet access time to our computers.

We expect our future growth to be driven by a number of factors, including:

1.	Our ability to expand our client base through promotion of our services;
2.	Our ability to integrate cafés we acquired in the previous years; and
3.	Our ability to identify and integrate JV target companies in the coming year.

For the three months ended September 30, 2011, our revenue was approximately $8.61 million and our net profit was approximately $2.45 million. This represented an increase of 47% and 50%, respectively, from the revenue of approximately $4.58 million and net profit of approximately $1.63 million of three months ended September 30, 2010. As of September 30, 2011, we have 700 employees.

Because our recent operations have been limited to the operations of Junlong, the discussion below of our performance is based upon the financial statements of Junlong for the three months ended September 30, 2011 and 2010.

We believe that the following factors will continue to affect our financial performance:

•
Improved Disposable Income. As the Shenzhen government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We expect the inflow of migrant workers to continue to contribute to our revenue growth.

•
Continued Internet Café Use. Our business may be adversely affected by increased home computer and home console ownerships. However, the home computer and console penetration rate is relatively low in China as compared to that of the United States and Europe. In addition, we believe internet cafés appeal to younger demographics because the cafés are a social gathering area for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•
Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements to acquire a national internet chain license, the Company’s primary objective is to establish or acquire at least 20 internet cafés in two provinces other than Guangdong Province. The Company has conducted research in the South Western provinces including Chongqing, Sichuan, Guizhou, Yunnan, Hunan and Hubei and is focusing on these areas for future internet café establishment and acquisition purposes. The Company believes the national license is imperative for the development of a nationwide market.

Recent Developments and Reorganizations

On July 2, 2010, we completed a reverse acquisition transaction (“Reverse Acquisition”) through a share exchange with Classic Bond Development Limited, a BVI company, (“Classic Bond”) and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Classic Bond, in exchange for 19,000,000 shares of our common stock, $0.00001 par value (the “Common Stock”), which shares constituted 94% of our issued and outstanding shares on a fully-diluted basis as of and immediately after the consummation of the Reverse Acquisition. As a result of the Reverse Acquisition, Classic Bond became our wholly-owned subsidiary and the former shareholders of Classic Bond became our controlling stockholders.

Upon the closing of the Reverse Acquisition, Xuezheng Yuan, our sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held with immediate effect and from his position as our sole director effective August 13, 2010. Also upon the closing of the Reverse Acquisition, our Board of Directors increased its size from one to five members and appointed Dishan Guo, Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang to fill the vacancies created by the resignation of Xuezheng Yuan. Mr. Dishan Guo's appointment became effective upon closing of the Reverse Acquisition, while the remaining appointments became effective on August 13, 2010. In addition, upon the closing of the Reverse Acquisition, our executive officers were replaced by the Classic Bond executive officers as discussed below.

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

From January through August of this year, we have opened 13 internet cafés. As a result, we currently own 57 internet cafés within the city of Shenzhen in Guangdong Province, PRC.

Results of Operations for the three months ended September 30, 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

The following sets forth certain information of the Company’s income statement for the three months ended September 30, 2011 and 2010.

	For The three Months Ended
	September 30,
	2011		2010		Amount	%
		As percentage		As percentage	change	change
Revenue	$8,608,066	100%	$5,840,453	100%	2,767,613	47%
Cost of revenue	5,112,773	59%	3,130,304	54%	1,982,469	63%
Gross profit	3,495,293	41%	2,710,149	46%	785,144	29%

Operating Expenses
General and administrative expenses	655,275	8%	75,906	1%	579,369	763%
Reorganizational expenses	-		435,086	7%	(435,086)	(100)%
Total operating expenses	655,275	8%	510,992	9%	144,283	28%

Income from operations	2,840,018	33%	2,199,157	38%	640,861	29%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-
Change in fair value of derivative financial instrument - preferred stock	203,607	2%	-	-	203,607	100%
Change in fair value of derivative financial instrument - warrants	129,125	2%	-	-	129,125	100%
Interest income	6,953	0%	1,827	0%	5,126	281%
Interest expenses	(2,662)	0%	(2,402)	0%	(260)	11%
Other expenses	(80)	0%	(10)	0%	(70)	700%
Total non-operating income (expenses)	336,943	4%	(585)	0%	337,528	(57,697)%

Income before income taxes	3,176,961	38%	2,198,572	38%	978,389	45%
Income taxes	795,332	9%	572,302	10%	223,030	39%
Net income attributable to China Internet Café Holdings Group, Inc.	$2,381,629	28%	$1,626,270	28%	755,358	46%

Dividend on preferred stock	(72,729)	(1)%	-	-	(72,729)	100%
Net income attributable to China Internet eCafé Holdings Group, Inc. Common stockholders	2,308,900	27%	1,626,270	28%	682,630	42%

Other comprehensive income
Net income	2,381,629	28%	1,626,270	28%	755,358	46%
Foreign currency translation	281,243	3%	209,872	4%	71,371	34%
Net Comprehensive income	$2,662,872	31%	$1,836,142	31%	826,730	45%

Comparison of Three Months Ended September 30, 2011 and 2010

Revenue. Our revenue is primarily generated from sales of prepaid IC cards. Sales revenue increased by approximately $2.8 million, or 47%, to $8.6 million for the three months ended September 30, 2011 from $5.8 million for the same period in 2010. The increase was mainly due to the revenue generated by the new cafés opened in 2011. Management expects this trend to continue in the fourth quarter of 2011 as we continue to focus on organic growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition in other provinces.

Cost of Revenue. Our cost of sales is primarily composed of depreciation and amortization, salary, rent, utility business tax and surcharge. Our cost of sales increased approximately $2.0 million, or 63%, to approximately $5.1 million for the period ended September 30, 2011 from approximately $3.1 million during the same period in 2010. The increase was mainly attributable to increased labor cost and taxes in 2011 as compared to the same period in 2010. During 2011, the increased business tax was a direct result of the higher cost generated from the business. We expect this trend to continue in 2011 as we continue to expand our revenue base. In addition, we expect to slightly increase our average employee salary as the Shenzhen Government moves forward with its plan to increase the basic local income level.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by approximately $0.8 million, or 29%, to approximately $3.5 million for the three months ended September 30, 2011 from approximately $2.7 million for the same period in 2010. Gross profit as a percentage of sales was 41% for the three month ended September 30, 2011, as compared to 46% during the same period in 2010. The slight decrease of our gross profit margin was mainly attributable to the increase in salary, depreciation and other costs as compared to the same period in 2010. Management expects margins to remain relatively unchanged in the fourth quarter of 2011 as other cost drivers increase together with the revenue growth.

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by approximately $0.58 million, or 763%, to approximately $0.66 million for the three months ended September 30, 2011 from approximately $0.08 million for the same period in 2010. The increase was mainly attributable to the advisory, legal, investor relations and audit fees incurred as a publicly traded company. We expect that our operating expenses will increase because we intend to implement a slight increase in salaries in the fourth quarter of 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Non-operating Income. Our other income increased by approximately $.0337 million from approximately $585 non-operating expense, to $0.336 million non-operating income for the three months ended September 30, 2011 compared to the same period in 2010. In the third quarter of fiscal year 2011, we incurred income from derivative financial instruments of almost $0.332 million stemming from the Offering conducted in February 2011.

Income before Income Taxes. Income before income taxes increased by approximately $0.98 million, or 45%, to $3.18 million for the three months ended September 30, 2011 from approximately $2.20 million for the same period in 2010. The increase of income before income tax was mainly attributable to the business expansion.

Income Taxes. Our income taxes increased by almost $0.22 million during the three months ended September 30, 2011 to approximately $0.80 million from approximately $0.57 million during the same period in 2010. The primary reasons for the increase of income taxes was the higher taxable income generated by the opening of new internet cafés and an increase in tax rate.

Net Income. Our net income increased by approximately $0.76 million, or 46%, to approximately $2.38million during the three months ended September 30, 2011 from approximately $1.63 million during the same period in 2010 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in the fourth quarter of 2011.

Results of Operations for the nine months ended September 30, 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

The following sets forth certain information of the Company’s income statement for the nine months ended September 30, 2011 and 2010.

	For The Nine Months Ended
	September 30,
	2011		2010		Amount	%
		As percentage		As percentage	change	change
Revenue	$23,722,727	100%	$14,142,866	100%	9,579,861	68%
Cost of revenue	14,180,296	60%	7,797,869	55%	6,382,427	82%
Gross profit	9,542,431	40%	6,344,997	45%	3,197,434	50%

Operating Expenses
General and administrative expenses	1,986,821	8%	351,888	2%	1,634,993	465%
Reorganizational expenses	-		435,086	3%	(435,086)	(100)%
Total operating expenses	1,986,821	8%	786,974	6%	1,199,847	152%

Income from operations	7,555,610	32%	5,558,023	39%	1,997,587	36%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	(1,120,072)	(5)%	-	-	(1,120,072)	100%
Change in fair value of derivative financial instrument - preferred stock	492,755	2%	-	-	492,755	100%
Change in fair value of derivative financial instrument - warrants	309,529	1%	-	-	309,529	100%
Interest income	12,055	0%	4,287	0%	7,768	181%
Interest expenses	(7,826)	0%	(7,115)	0%	(711)	10%
Other expenses	(552)	0%	(43)	0%	(509)	1184%
Total non-operating income (expenses)	(314,111)	(1)%	(2,871)	0%	(311,240)	10841%

Income before income taxes	7,241,499	31%	5,555,152	39%	1,686,347	30%
Income taxes	2,167,718	9%	1,340,823	9%	826,895	62%
Net income attributable to China Internet Café Holdings Group, Inc.	5,073,781	21%	$4,214,329	30%	859,452	20%

Dividend on preferred stock	(174,707)	(1)%	-	-	(174,707)	100%
Net income attributable to China Internet Café Holdings Group, Inc. Common stockholders	4,899,074	21%	4,214,329	30%	684,745	16%

Other comprehensive income
Net income	$5,073,781	21%	4,214,329	30%	859,452	20%
Foreign currency translation	696,354	3%	229,549	2%	466,805	203%
Net Comprehensive income	$5,770,135	24%	$4,443,878	31%	1,326,257	30%

Comparison of Nine months Ended September 30, 2011 and 2010

Revenue. Our revenue is primarily generated from sales of prepaid IC cards. Sales revenue increased by approximately $9.6 million, or 68%, to $23.7 million for the nine months ended September 30, 2011 from $14.1 million for the same period in 2010. The increase was mainly due to the revenue generated by the new cafés opened in the year of 2011. Management expects this trend to continue in the fourth quarter of 2011 as we continue to focus on organic growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition in other provinces.

Cost of Revenue. Our cost of sales is primarily composed of depreciation and amortization, salary, rent, utility business tax and surcharge. Our cost of sales increased approximately $6.4 million, or 82%, to approximately $14.2 million for the period ended September 30, 2011 from approximately $7.80 million during the same period in 2010. The increase was mainly attributable to increased labor cost and taxes in 2011 as compared to the same period in 2010. During 2011, the increased business tax was a direct cause of the higher costs generated by the business. We expect this trend to continue in 2011 as we continue to expand our revenue base. In addition, we expect that our operating expenses will increase because we intend to implement a slight increase in salaries in the fourth quarter of 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by approximately $3.2 million, or 50%, to approximately $9.5 million for the nine months ended September 30, 2011 from approximately $6.3 million for the same period in 2010. Gross profit as a percentage of sales was 40% for the nine months ended September 30, 2011, as compared to 45% during the same period in 2010. The slight decrease of our gross profit margin was mainly attributable to the increase in salary, depreciation, and other costs as compared to the same period in 2010. Management expects margins to remain relatively unchanged in the fourth quarter of 2011 as other cost drivers increase together with the revenue growth.

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by approximately $1.63 million, or 465%, to approximately $1.99 million for the nine months ended September 30, 2011 from approximately $0.35 million for the same period in 2010. The increase was mainly attributable to the Offering, which included an advisory fee in the form of Common Stock expensed to an affiliate of the placement agent retained to assist the Company with its strategic development and to assist the company conduct the Offering, legal fees to Sichenzia Ross Friedman Ference LLP, and related expenses generally incurred as a publicly traded company. We expect that our operating expenses will increase because we intend to implement a slight increase in salaries in 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Non-operating Expenses. Our other expenses increased by approximately $0.311 million, to $0.314 for the nine months ended September 30, 2011 from approximately $0.003 million for the same period in 2010. In the first three quarters of 2011, we incurred expenses in the derivative financial instruments of almost $0.318 million from the Offering conducted in February 2011.

Income before Income Taxes. Income before income taxes increased by approximately $1.69million, or 30%, to $7.24 million for the nine months ended September 30, 2011 from approximately $5.56 million for the same period in 2010. The increase of income before income tax was mainly attributable to the expansion of our business during the first three quarters of 2011.

Income Taxes. Our income taxes increased by almost $0.83 million during the nine months ended September 30, 2011 to approximately $2.17 million from approximately $1.34 million during the same period in 2010. The primary reasons for the increase of income taxes was the higher taxable income generated by the opening of new internet cafés and an increase in tax rate.

Net Income. Our net income increased by approximately $0.86 million to approximately $5.07 million during the nine months ended September 30, 2011 from approximately $4.21 million during the same period in 2010 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in the fourth quarter of 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $16.42 million and restricted cash of approximately $0.97 million. The following table provides detailed information about our net cash flow for each financial statement period presented in this report.

Cash Flow

	Nine months Ended September 30,
	2011	2010
Net cash provided by operating activities	$12,998,854	$6,008,299
Net cash provided by investing activities	(2,293,818)	(3,332,067)
Net cash provided by financing activities	5,675,614	553,054
Effect of Foreign currency translation on cash and cash equivalents	410,979	117,906
Net cash flows	16,791,630	3,347,192

Operating Activities

Net cash provided by operating activities was approximately $13.0 million for the nine months ended September 30, 2011, as compared to $6.0 million of net cash provided by operating activities for the same period in 2010. The change was mainly attributable to the change in fair value of derivative financial instruments, deferred revenue, and an amount due to a director. The Company has relied on advances from a director to pay certain public company expenses. Going forward, management intends to pay these expenses using our proceeds from the Offering.

Investing Activities

Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2011, as compared to $3.3 million net cash used in investing activities for the same period in 2010. The change was mainly attributable to the acquisition of property, plant and equipment, as well as the return of a prepayment made to Yunnan Province due to the cancellation of the Company’s plans to establish a subsidiary in Kunming City.

Financing Activities

Net cash provided by financing activities was approximately $5.68 million for the nine months ended September 30, 2011, as compared to $0.55 million for the same period in 2010. The increase in net cash provided by financing activities was mainly due to the Offering conducted in February 2010.

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

Revenue recognition

Internet café members purchase prepaid IC cards, which include stored value that will be deducted based on time usage of computers at the internet café. Revenues derived from the prepaid IC cards at the internet café are recognized when services are provided. This is based upon usage of computer time at the internet café. Outstanding customer balances in the IC cards are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrement to customer balances. There is no expiration date for IC cards.

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the items are sold to customers.

Cost of goods sold
Cost of goods sold consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafés including rental payments, utilities, business taxes and surcharges. Our internet surfing business tax is 20% on gross revenue generated from our internet cafés. Our other surcharges are an education surcharge of 3%, city development surcharge of 1%, a culture development surcharge of 3%, and a snacks and drinks business tax of 5%. All surcharges are calculated on the basis of business tax amount.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $1,964,584 and $579,822 as at September 30, 2011 and December 31, 2010, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the quarter ended September 30, 2011.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2011	2010
Year end RMB : USD exchange rate	6.4630	6.8060
Nine months average RMB : USD exchange rate	6.4884	6.8164

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

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: November 21, 2011
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal
Executive Officer) and Chief Financial Officer
(Principal Financial Officer)