Form 10-K
period 2011-12-31
China Internet Cafe Holdings Group, Inc.
filed 2012-03-30
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________________

Commission file number: 000-52832

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0500738
State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#2009-2010, 4th Building, ZhuoYue Century Centre, FuHua Third Road FuTian District, Shenzhen, Guangdong Province, People’s Republic of China	518048
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-755-8989-0998

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.00001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Note. —If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2011 was approximately $6,732,958 (8,416,197shares of common stock held by non-affiliates) based upon the closing price of $0.80 per share of common stock as quoted by OTC Bulletin Board on June 30, 2011.

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

As of March 29, 2012 there are 21,308,247 shares of common stock, par value $0.00001 issued and outstanding.

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

Overview

We operate a chain of 59 internet cafés in Shenzhen, Guangdong, PRC that are generally open 24 hours a day, seven days a week. We provide internet café facilities to our customers and we believe we are the largest internet café chain in Shenzhen. We provide internet access at prices that we believe are affordable to both students and migrant workers. Although we sell snacks, drinks, and game access cards, over 95% of our revenue comes from selling access time to our computers. We sell internet café memberships to our customers. Members purchase prepaid IC cards (a pocket-sized card with embedded integrated circuits that can be used for identification, authentication, data storage and application processing), which include stored value that will be deducted based on time usage of a computer at the internet café. The cards are only sold at our cafés. We deduct the amount that reflects the access time used by a customer when the customer’s IC card is inserted into the IC card slot on the computer.

Our History

China Internet Cafe Holdings Group, Inc. (“we”, “us”, or the “Company”) is a Nevada holding company for our direct and indirect subsidiaries in the British Virgin Islands (“BVI”) and the People’s Republic of China (“PRC”). We own all of the issued and outstanding capital stock of Classic Bond, a BVI corporation. Classic Bond is a holding company that owns 100% of the outstanding capital stock of Shenzhen Zhonghefangda Network Technology Co., Limited (“Zhonghefangda”), a PRC company.

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

Junlong was incorporated in the PRC in December 2003. It obtained its license to operate internet cafés in 2005. Our effective control over the VIE is contingent on a series of contractual arrangements. These contracts include a Management and Consulting Services Agreement, an Option Agreement, an Equity Pledge Agreement, and a Voting Rights Proxy Agreement. The Management and Consulting Services Agreement, dated June 11, 2010, is between our indirect, wholly owned subsidiary, Zhonghefangda, and our VIE. The rest of the agreements, also dated June 11, 2010, are among Zhonghefangda, our VIE and its shareholders. These contracts are summarized below. Please also refer to the full text of the contracts, which are filed as exhibits to this report.

•	Management and Consulting Services Agreement. Under the Management and Consulting Services Agreement between Junlong and Zhonghefangda, Zhonghefangda provides management and consulting services to the VIE in exchange for service fees up to 100% of the VIE’s Aggregate Net Profits (as defined in the agreement). In consideration for its right to receive the VIE’s aggregate net profits, Zhonghefangda will reimburse to the VIE the full amount of Net Losses (as defined in the Agreement) incurred by the VIE. During the term of the agreement, the VIE may not contract with any other party to provide services that are the same or similar to the services to be provided by Zhonghefangda pursuant to the agreement. The term of this agreement is 20 years, renewable for succeeding periods of the same duration until terminated pursuant to terms of the agreement.
•	Option Agreement. Under the Option Agreement, the shareholders of the VIE, Mr. Dishan Guo, Mr. Jinzhou Zeng and Ms. Xiaofen Wang (the “VIE Shareholders”), who collectively own 100% of the equity interest in the VIE, granted Zhonghefangda an exclusive, irrevocable option to purchase all or part of their equity interests in the VIE, exercisable at any time and from time to time, to the extent permitted under PRC law. The purchase price of the equity interest will be equal to the original paid-in registered capital of the transferor, adjusted proportionally if less than all of the equity interest owned by the transferor is purchased.
•	Equity Pledge Agreement. The VIE Shareholders have pledged their entire equity interest in the VIE to Zhonghefangda pursuant to the Equity Pledge Agreement. The equity interests are pledged as collateral to secure the obligations of the VIE under the Management and Consulting Services Agreement and the VIE Shareholders’ obligations under the Option Agreement and the Proxy Agreement.
•	Voting Rights Proxy Agreement. Pursuant to the Voting Rights Proxy Agreement, each of the VIE Shareholders has irrevocably granted and entrusted Zhonghefangda with all of the voting rights as a shareholder of the VIE for the maximum period of time permitted by law. Each VIE Shareholder has also covenanted not to transfer his or her equity interest in the VIE to any party other than Zhonghefangda or a designee of Zhonghefangda.

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

Upon the closing of the reverse acquisition, Xuezheng Yuan, our sole director and officer, submitted a resignation letter pursuant to which he resigned, with immediate effect, from all offices that he held and from his position as our sole director that became effective on the August 13 2010, ten days following the mailing by us of an information statement to our stockholders complying with the requirements of Section 14f-1 of the Exchange Act (the “Information Statement”). Also upon the closing of the reverse acquisition, our board of directors (the “Board of Directors”) increased its size from one to five members and appointed Dishan Guo, Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang to fill the vacancies created by the resignation of Xuezheng Yuan and such increase. Mr. Dishan Guo's appointment became effective upon closing of the reverse acquisition, while the remaining appointments became effective on August 23, 2010. In addition, our executive officers were replaced by the Classic Bond executive officers upon the closing of the reverse acquisition as indicated in more detail below.

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

The following chart represents our organizational structure as of the date of this report:

China Internet Cafë Holdings Group, Inc.
(Nevada)
100%
Classic Bond Development Limited
(British Virgin Islands)
100%
Shenzhen Zhonghefangda Network Technology Co., Ltd.
(PRC)
Contractual Arrangements*
Shenzhen Junlong Culture Communications Co., Ltd.
(PRC COMPANY)

On July 2, 2010, our Board of Directors approved a change in our fiscal year end from June 30 to December 31, which was effectuated in connection with the reverse acquisition transaction described above.

On January 20, 2011, the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation to give effect to a name change from “China Unitech Group, Inc.” to “China Internet Cafe Holdings Group, Inc.” The Certificate of Amendment was approved by our Board of Directors on July 30, 2010 and was approved by a stockholder holding 59.45% of our outstanding Common Stock by written consent on July 30, 2010. In connection with the name change, on January 25, 2011, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting a name change from “China Unitech Group, Inc.” to “China Internet Cafe Holdings Group, Inc.” as well as an OTC voluntary symbol change from “CUIG” to “CICC.” These changes became effective on February 1, 2011. Our Common Stock began trading under the Company’s new name on the OTC Bulletin Boards on Tuesday, February 1, 2011 under our new trading symbol “CICC.”

On February 22, 2011, in connection with a security purchase agreement between the Company and certain investors (collectively, the “Investors”), we closed a private placement of approximately $6.4 million from offering a total of 474,967 units (the “Units”) at a purchase price of $13.50 per Unit, each consisting of:(i) nine shares of the Company’s 5% Series A Convertible Preferred Stock, par value $0.00001 per share (the “Preferred Shares”), convertible on a one to one basis into nine shares of the Company’s Common Stock; (ii) one share of Common Stock; (iii) two three-year Series A Warrants, each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants, each exercisable for the purchase of one share of Common Stock, to purchase one share of Common Stock, at an exercise price of $3.00 per share.

Our Industry

Background on Internet Cafés in the PRC

According to the Survey of China Internet Café Industry by the Ministry of Culture in 2005, the PRC had 110,000 internet cafés, with more than 1,000,000 employees and contributing RMB 18,500,000,000 to China's gross domestic product. According to an article entitled “ China Surpasses U.S. in Number of Internet Users” written by David Barboza on the New York Times July 26, 2008 issue, the number of internet users in the PRC reached about 253 million in June 2008, thereby, putting China ahead of the United States as the world’s biggest internet market. According to the research conducted by China Internet Network Information Center (CNNIC) on January 19, 2011, the amount of internet users in China in 2009 was 385 million, 135 million of which (35.1%) surf the internet via internet cafes. By the end of 2010, the amount of internet users in China reached 457 million, 35.7% of which surf the internet via internet cafes.

The internet café market in the PRC, like most places worldwide, originally started out simply as a location to access the internet. However, PRC internet cafés have changed into full service entertainment centers where people can relax outside work and home. These cafés provide services that are different from the internet cafés initially established in the PRC. They provide decent facilities at a reasonable fee, with specific configuration for online games and audio visual entertainment. They are a source of cost effective entertainment for low-income earners who cannot afford computers, game consoles or an internet connection, such as migrant workers and students. In internet cafés, customers have access to popular online games and can either socialize or entertain themselves. Players gather together in internet cafés for games such as World of Warcraft (WOW) and Call to Arms, played either with their friends in the café or with users across the globe.

Due to tightened regulations on the operations of internet cafés, there are currently around 81,000 internet cafés in the PRC (Source: “Internet café ban call draws Chinese hacker wrath”. AFP 3 Mar, 2010. http://www.google.com/hostednews/afp/article/ALeqM5gJus4tWVAaeWI8IoS-n238PYpFjw). There are currently 10 chains which have licenses to operate nationally. They are CY Network Home Co., Ltd, Zhong Lu Shi Kong Co., Ltd, Digital Library of China Co., Ltd, Asia Telecommunication Network Co., Ltd, China Relic Information Consultation Center, Capital Net Co., Ltd, Great Wall Broadband Network Co., Ltd, China United Network Communications Group Co., Ltd, CECT-ChinaComm Communications Co., Ltd, and Read China Investment.

Computer Gaming Industry in China

According to a report by Hudson Square Research dated October 2009 prepared by Scott Tilghman and Daniel Ernst, which cited Pearl Research, a business intelligence and consulting firm, the PRC online game market rose 63% in 2008 to $2.8 billion (source: http://www.zhongman.com/games/gamehot/20090429/15485138631.htm), rose 36% in 2009 to $3.97 billion (source http://tech.qq.com/a/20100111/000389.htm), and rose 26% in 2010 to $4.8 billion (source: http://games.sina.com.cn/y/n/2011-05-05/1111495419.shtml). Given the relatively low rate of computer ownership in the PRC as compared to western countries, management believes that Internet cafés are the primary distribution point for games in the PRC. A substantial number of game players access online games through internet cafés and these players are crucial for survival of internet cafés. (see: http://blog.sina.com.cn/s/blog_4aff94ef01007zei.html). The chart below, provided by Pearl Research, a business intelligence and consulting firm, shows the revenue growth of online game companies from 2003 to 2010.

The following diagram prepared by Morgan Stanley depicts the interdependent relations between online game developers and internet cafés. (Source: Ji Richard and Meeker, Mary. "Creating Consumer Value in Digital China" Morgan Stanley Equity Research Global. September 12, 2005.)

Given the popularity of Internet cafés in China, it has been management’s experience that many online game companies have been making great efforts to support internet cafés to expand their customer base (see: http://blog.sina.com.cn/s/blog_4aff94ef01007zei.html) in the last few years.  Many online game companies promote new products by allowing internet café customers to sample the new products in Internet cafes.  In this way, online game operators are provided with an outlet to present their new products as well as receive feedback from those individuals who sample the products in the Internet cafes.

The Company has been involved in several such promotions with the following operators:

(i)	Giant Network who promote their product “Titan.” As consideration for promoting their product in our Internet cafes, we receive a commission based on the time spent by customers playing the game and the level reached by customers in the game. The commissions are capped at 20,000 RMB per month.

(ii)	Sanda Network who promote their product “Rainbow Island.” As consideration for promoting their product in our Internet cafes, we receive a commission based on the time spent by customers playing the game and the level reached by customers in the game.

(iii)	Tencent, who promote their product “Cross Fire.” As consideration for promoting their product in our Internet cafes, we receive a commission based on the time spent by customers playing the game and the level reached by customers in the game.

These promotions benefit the Company by increasing the number of customers who visit our Internet cafes.  Currently, we have 59 direct outlets in Shenzhen City, and we believe that the Company name has strong brand recognition in Shenzhen.  As a result, these promotions in our Internet cafés are likely to increase the customer base for new online gaming products.

As the Company continues to grow, we believes that we will have the leverage to seek more lucrative terms when partnering with game operators who want to promote their products in our cafes.

Partnerships between Internet Cafés and Other Online Information Providers

Besides games, internet cafés are able to develop partnerships with other online information providers. These companies provide games as well as other information services. As can be seen by the chart below, these providers have significant revenues and profits.

	2011 Revenue
Company	Million US$	YOY	Net Profit	% Net	Market Cap
Tencent Q4	$4,523	45%	$1,619.30	26.7%	$53,031
Shanda	$835.03	17.7%	$199.97	23.95%	$1,005
Netease	$1150	28.5%	$511.31	44.36%	$7,640
ChangYou	$484.58	37.7%	$245.46	50.65%	$1,430

Giant	$282.99	34.4%	$138.95	49.1%	$1,180
Perfect World	$471.6	30.9%	$155.57	32.98%	$738

NetDragon	$14	58.1%	$2.78	19.86%	$331

Total	$7,761		$2,873		$65,355

(Source: finance.yahoo.com, last accessed March 15, 2012)

Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in and to capitalize on growth in the internet café market in the PRC:

•	Company-owned Cafés. Unlike most of our competitors who franchise their internet cafés, all of our cafés are direct outlets. This model makes it easier to carry out management decisions at each of our cafés. It also allows us to maximize operating profit and create a consistent name brand.
•	Good Scale of Operation. We have a registered capital of RMB 10 million (approximately $1.47 million) with 57 cafés. The scale of operations allows us to control cost and standardize store management. It is our belief that our scale of operations will not be affected as we expand into additional provinces and obtain a national internet chain license as described in more detail below. The target companies that we intend to acquire in the future in provinces outside of Guangdong Province will be local companies with good scale of operations. We will identify target companies by conducting due diligence on each target company’s corporate structure, management, financials, capitalization, and equity structure, and whether or not the target company has the proper approvals, permits, and certificates to legally operate an internet café in the PRC. We intend to buy 51% of the target’s company, and keep the local management. However, we will relocate an account manager and an operation manager from our headquarters in Shenzhen to any newly acquired café to join the local management and assist in the process of the acquisition in order to make sure that the acquired café operates in the same manner as our existing Shenzhen-based cafes. As a result, we believe that the efficient and effective operation of the cafes will continue and the Company’s scale of operations as a whole will not be negatively affected.
•	Proprietary Software. We developed the software “SAFLASH” that provides fast and stable internet connections. Its automatic flow control prevents users from being disconnected when there is a disruption of internet traffic. Stability is a key requirement for online gamers. Our research and development team is working constantly to improve the software.
•	Government and Industry Relations. We have developed an excellent working relationship with the government that has assisted us to better comply with internet café related laws and regulations and to understand regulatory trends in our industry. Our CEO and CFO, Mr. Dishan Guo, is the executive president of Shenzhen Longgang District Internet Industry Association. This association is an associated department of the Ministry of Culture and sets the internet café industry standards. As a result of his involvement, Mr. Guo gains valuable insight into new standards and may also have the opportunity to influence industry standards. Because the Ministry of Culture is responsible for culture policies and activities throughout China, and there are regional Ministry of Culture departments in each province, Mr. Guo’s government and industry relations expand beyond the Shenzhen district, which we believe will benefit the Company as we expand into provinces outside of Guangdong Province.
•	Centralized Oversight. All of our café managers are trained by, and under the supervision of, our centralized operations manager, who is based at our headquarters. As a result, our local managers are able to effectively handle operational issues at the cafés. The local managers are trained to provide a service level that meets Junlong’s service standards, and our operations manager is able to effectively enforce policies and procedures implemented by us.

Industry Risks

The principal risk the company faces is the risk associated with changes in government regulations regulating the Internet or Internet cafes.  For example, in the year 2000, an arson killed twenty-four individuals and injured several more in an Internet café in Beijing.  After this event, the government released new regulations governing the operation of internet cafes, did not issue any new internet café operating licenses, and forced all internet cafes to temporarily close for safety purposes (http://news.sina.com.cn/z/wangba/index.shtml).  This type of action by the government could cause serious disruptions in our operations.  Additionally, the possibility of passing regulations limiting access to the Internet could have a significant negative impact on our business. Please refer to our disclosure under the “Regulation” section on page 12 for more information on the current government regulations that may have an impact on the Internet, Internet café and online gaming industry. However, there are currently no government regulations that negatively impact our operations. On the contrary, current government regulations promote the expansion of our operations by encouraging the growth of large-scale chain Internet Cafes. Pursuant to the Rules on Recognition and Management of Internet Café Chain Enterprises promulgated by the Ministry of Culture, the PRC government encourages the internet café chain enterprises to merge, acquire or control individual internet cafés and provides simplified and convenient procedures for change of Internet Culture Operation Permit. Additionally, the PRC government requires counterparts of Ministry of Culture at all levels to give priority to the development of internet café chain enterprises when making the plan on the total number of internet cafés.

Our Growth Strategy

We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•	We will seek to grow by business expansion. We plan to expand in Guizhou, Sichuan, and Yunnan Provinces as well as the Chongqing Municipality principally through the acquisition of local small chains, in order to meet the requirements of applying for a national chain license. The national chain license requires 30 internet cafés in three provinces. In the future, we plan to acquire internet cafés in Guizhou and Sichuan Provinces to help us satisfy the requirements of obtaining a national chain license. We also want to fully develop our wholly-owned branches through effective integration of resources. Most of our current competitors that offer franchising simply provide a franchise license to entrepreneurs to get started in exchange for a yearly fee. Junlong, on the other hand, is deeply involved in the operational management of its company-owned cafés. After we obtain a national chain license, we will focus on developing high-end internet cafés in the more developed cities to create new concepts of internet café operation such as operating cafes that provide food and beverage service as well as overnight accommodation. The high-end internet cafes that we plan to open in the future will house the most up to date computers and have private rooms for movie viewing and game play with surround sound capability. These high-end cafes will cater to individuals with disposable income exceeding that of our general customers, young low-income males and migrant workers. We expect to spread to the less developed cities in three years in order to gain competitive market shares. We plan to put 20% of our resources to the less developed cities for market integration after we are granted a national license, which will effectively lay the foundation for us in those cities.

•	We will seek to grow by improving our company structure. To optimize our resources and operations, we plan to improve our company structure so that 20% of our internet cafés will be large stores, each with 300 or more computers mainly focusing on movies, high-end games and entertainment; 50% of cafés will be medium stores with 150 to 300 computers and a few movie suites focusing on high-end games; 10% of cafés will be small stores in the developed cities to spread our reputation with 100 to 150 computers. In order to penetrate the less developed cities, we want to open 20% of our stores in those cities. Our mission is to set up internet cafés all over the PRC to become a real national chain and the industry leader, and we will start to implement these plans in the second half of 2012.

•	We will seek to grow by location selection. Running internet cafés is a retail business. Internet cafés are located in highly populated areas so as to attract customers. Junlong’s internet cafés are located at busy and well attended areas such as industrial zones and business quarters. We conducted market research in Sichuan, Guizhou, and Yunan provinces and Chongqing municipalities in March 2011. As a result of this market research, we have identified the university areas in Sichuan and Chongqing, the residential areas and business quarters in Yunan and Guizhou as prime areas for the establishment of internet cafés. As such, our future expansion in the south-western region will focus on the establishment of internet cafes in these locations.

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

Software on the Computers

We have on average 236 computers in each location and a total of over 13,400 computers serving all 59 internet cafés. We install more than 100 online games on each of our computers. We also provide movies, music and online chatting software. We use Microsoft Word compatible software called “WPS,” which is a freeware provided by Kingsoft, a Chinese software company, so that we do not pay for the higher priced Microsoft Office license.

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

In the last few years there has been a decrease in the number of internet café users as a result of increased availability of internet connections at home (see: http://blog.sina.com.cn/s/blog_4aff94ef01007zei.html). However, we believe that we will be able to maintain organic growth by providing quality services to our core customers. Even if someone has internet access in their home or dormitory, these locations do not provide the atmosphere and services provided by internet cafés. For example, if a computer is set up in the limited space of a dormitory, an additional internet connection would need to be purchased. A computer suitable for online gaming costs RMB 5,000 (approximately $760.47) or more. The monthly rent for an ADSL connection costs an additional RMB 100 (approximately $15.21) and even this may not be good enough for some online games such as WOW. In these types of games, there is a very important play mode called RAID, where, for example, 40 people are needed on a team to kill some monster in the dungeon. This requires all players to have very stable internet connections. A typical low-end computer and ADSL connection would suffer significant lags and cause performance issues. Internet cafés, on the other hand, can provide high speed computers and internet connections at much lower cost to the players.

In the year 2012 we plan to open internet cafés around university areas in the south-western provinces and cities including Sichuan and Chongqing. Students spend more time in internet cafés because their time is very flexible. We believe that major users of internet cafés in the future will be young game players.

Competition

There are approximately 146,000 Internet cafés in the PRC in 2011. (Source: http://www.ccm.gov.cn/show.php?aid=70449&cid=70 “The meeting of National chain Internet cafes-by the China Ministry of Culture,” accessed March 2012) The market is extremely fragmented. One of the largest national chains which has around 1,000 locations has a national market share of less than 2%. The following describes some of our local, regional and national competitors.

Local Competitors in Shenzhen

•	Shenzhen Weiwo Internet Café Chain Company. Weiwo was founded in 1997. Currently, Weiwo has 16 cafés. The company mainly operates a franchise model, with only 3 company owned cafés. The cafés are mainly located in Futian district, Shenzhen City. The company concentrates on mid-range market. Each café is relatively small with 100 to150 computers (for a total of around 1,600 computers). Its franchised stores are charged a franchising fee per month of approximately RMB 5,000 (approximately $774.67). Weiwo is the smallest internet café chain company in Shenzhen.

•	Shenzhen Bian Internet Co. Ltd. Although the company entered into the internet café industry in 2003, its current structure was founded on February 22, 2007 and obtained its regional internet café chain license in 2007. The company operates mostly as a franchise model with 30 registered café, only 3 of which are directly owned by the company. Each café has 80-150 computers. It also has a few large cafés with more than 200 computers. The estimated total number of computers owned by the company is 4,500. There is a significant turnover in franchise ownership with around one third of the franchise cafés transferring their licenses to other internet café owners.
•	Quansu Internet Café Chain Company. Quansu was founded in 1998 as a subsidiary investment project of the Shenzhen Commercial Bank Investment Co. Ltd. The company owns 37 cafés, 8 of which are directly owned and 27 of which are franchises. Each café has 80-150 computers. The total number of computers is approximately 6,000. The cafés are located in Baoan District, Futian District and Luohu District. In May 2009, Quansu switched its major business towards its internet cable connection business and public telephone business.

National Competitors

Currently there are ten national internet café chains:

•	Zhongqing Network Home Co., Ltd.
•	Beijing Cultural Development Co., Ltd.
•	China Digital Library Co., Ltd.
•	Yalian Telecommunication Network Co., Ltd.
•	China Heritage Information Center
•	Capital Networks Limited
•	Great Wall Broadband Network Service Co., Ltd.
•	China United Telecommunications Co., Ltd. (China Unicom)
•	CLP Chinese Tong Communication Co., Ltd.
•	Reid Investment Holding Company

The ten national chains generally have strong financial support. However, to our knowledge these chains have not been successful in expanding their operations.

Competitors in Potential Markets

As we plan to expand our operations in other major cities, we identify the following competitors in the potential new markets where we expect to operate in the future:

•	Kunming – Yunnan Jin-Zhao Yuan Culture Communication Network Co., Ltd . The company was founded on May 1, 2003 by the Yunnan Provincial Department of Culture. It obtained its business license and registration to operate a chain of Internet cafés from the Industrial and Commercial Bureau of Yunnan Province on April 31, 2004. It has a registered capital of RMB 10 million. The company has opened approximately 19 cafés with an average of 200 computers in each café and a total of nearly 4,000 computers.
•	Chengdu – Chengdu Shang Dynasty Networks Co., Ltd. The company was founded in 2002 with a registered capital of RMB 12 million. It would be most accurately described as a multifunctional entertainment facility with coffee bars and multi-function rooms. Its facilities have full range of digital entertainment including hardware and software products, and professional e-sport training. The company has four wholly owned cafés, and has more than 20,000 registered members.

Intellectual Property

Trademark

Junlong owns the trademark Junlong, as specified in the Registration Certificate No. 4723040 issued by the Trademark Office under the State Administration of Industry and Commerce of the PRC. The registration is valid from January 28, 2009 to January 27, 2019.

Domain Name

We own and currently utilize the domain name, www.chinainternetcafe.com.

Software

The main piece of intellectual property for Junlong is the SAFLASH software. This software, developed on a Microsoft Windows platform, increases internet connection stability. Its automatic flow control prevents users from being disconnected when there is a disruption in internet traffic. The stability is a key requirement for online gamers.

Although there are no patents or copyrights for this software, it is only used internally on our computer systems and is not available for download. We also entered into a confidentiality agreement with the IT manager Zhenfan Li whose team developed this software. Our competitive advantage lies in continually updating SAFLASH to assure internet connection stability.  We estimate the research and development costs associated with updating SAFLASH to be approximately RMB100,000 per year.  This cost includes the salaries of software engineers and costs associated with testing any updates.  The costs associated with research and development activities are borne by our customers in the form of increased prices.

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

The Ministry of Culture of China is in charge of regulating national internet café chains. To obtain a license to operate a national internet café chain, an applicant must, among other things, (i) have a minimum registered capital of RMB 50 million, (ii) own or control at least 30 internet cafés, which shall cover at least three provinces or municipalities under direct administration of the State Council, and (iii) have been in full compliance with administrative regulations with respect to internet cafés for at least one year before submitting the application. Other requirements include having appropriate computer and ancillary facilities, necessary and qualified personnel and sound internal policy. Application for a national internet café chain shall be first made to the provincial counterpart of the Ministry of Culture. After preliminary approval, the provincial authority will submit the application to the Ministry of Culture for final approval. In rendering its approval, the authorities consider such factors as the then existing number of the internet café chains.  We believe that obtaining a national license will provide many advantages to the Company including increasing brand awareness throughout China and increasing access to profitable markets throughout China.  Obtaining the national chain license will not have an impact on any other government regulations to which we are subject and there are currently no government regulations that negatively impact our operations. On the contrary, current government regulations promote the expansion of our operations by encouraging the growth of large-scale chain Internet Cafes. Pursuant to the Rules on Recognition and Management of Internet Café Chain Enterprises promulgated by the Ministry of Culture (http://www.ccnt.gov.cn/xxfb/zwxx/ggtz/200909/t20090917_73276.html), the PRC government encourages internet café chain enterprises to merge, acquire or control individual internet cafés and provides simplified and convenient procedures for change of Internet Culture Operation Permit. Additionally, the PRC government requires counterparts of Ministry of Culture at all levels to give priority to the development of internet café chain enterprises when making the plan on the total number of internet cafés.

In contrast, we are also aware that obtaining a national license may also negatively affect us in the future in that there is the possibility of future government regulation of Internet cafes in provinces outside of Guangdong Province, where we are located. Such additional regulations could affect our operations or cause our management standard to adapt to new regulatory environment and may consequently be a strain on our resources and abilities.

Although the Ministry of Culture suspended the issuance of new Internet café licenses to individual operators in 2007, the government is encouraging presently licensed Internet café chain companies to acquire and merge with smaller cafes and café chains. The government supports the growth of large Internet café chains because regulation of the industry will become significantly easier with fewer large chains as opposed to hundreds of individually operated cafes. We do not view this suspension as an impediment to our plans to open new internet cafes and obtain a license to operate a national Internet café chain.

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

Our Employees

As of March 29, 2012, we had 702 employees. The following table sets forth the number of employees by function:

Number of
Function	Employees
Senior Management	68
Accounting	14
Staff employees	620
Total	702

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

Junlong currently leases from an individual Changsheng Hao the office space for its headquarters located at Room 1010, Unit D, Block 1, Yuanjing Garden, Longxiang Road, Zhongxin Cheng, Longgang District, Shenzhen. The term of the lease was originally December 1, 2009 to December 31, 2010, but the lease has been extended for until December 31, 2012. The lease has been filed with the House Leasing Management Office of Longgang District, Shenzhen.

 Junlong also leases spaces from different entities or individuals for its 59 internet cafés.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

 Not applicable.

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since March 10, 2011, our common stock has been eligible for quotation on the OTC Bulletin Board under the symbol CICC.OB. Prior to March 10, 2011, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2011
1st Quarter	$2.00	$1.50
2nd Quarter	$1.50	$0.80
3rd Quarter	$1.01	$0.40
4th Quarter	$0.50	$0.15

The last reported sales price of our common stock on the OTC Bulletin Board on December 30, 2011 was 0.44, and on March 29, 2012, the last reported sales price was $0.40.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. For further information regarding rules governing penny stocks, see Penny Stock Regulations below.

Approximate Number of Holders of Our Common Stock

As of March 29, 2012, there were approximately 183 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 29, 2012, we do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

None.

Registrar and Stock Transfer Agent

Our independent stock transfer agent is VStock Transfer, LLC. Its mailing address is 77 Spruce Street, Suite 201, Cedarhurst, New York 11516. Its phone number is 212-828-8436.

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), we operate in our belief the largest Internet Café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 59 internet cafes in high traffic areas. Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our cafes do sell snacks, drinks, and game access cards, more than 95% of our revenue comes directly from selling internet access time to our computers.

During our 2011 fiscal year, we focus on increasing the number of our cafes in Shenzhen. We expect our future growth to be driven by a number of factors and trends including:

1.	Our ability to expand our client base through promotion of our services
2.	Our ability to integrate cafes we acquired in the previous years
3.	Our ability to identify and integrate joint venture target companies in the coming years

For the fiscal year ended December 31, 2011, our revenue was approximately $32,597,000 and our net profit was roughly $9,508,000, representing an increase of 59% and 65%, respectively, from the revenue of roughly $20,460,000 and net profit of approximately $5,746,000 for the fiscal year ended December 31, 2010. As of December 31, 2011, we had 702 employees.

The discussion below of our performance is based upon the audited financial statements of China Internet Café Holdings for the fiscal year ended December 31, 2011 and 2010, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income. As the Shenzhen government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected with increased home computer and home game console ownership. However, the home computer and game console penetration rate is relatively low in the PRC as compared to that of America and Europe. In addition, young people in the PRC prefer internet cafes to home computers since it is a social place for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•	Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements to acquire a national internet chain license, the Company's primary objective is to acquire and open at least 20 internet cafes in two provinces other than Guangdong province. The Company has conducted research in the south western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan and is focusing on targets in these areas for acquisition purposes. The Company believes the national license is imperative for the development of a nationwide market.

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

On January 20, 2011, we filed with the Nevada Secretary of a Certificate of Amendment to Articles of Incorporation to give effect to a name change from “China Unitech Group, Inc.” to “China Internet Café Holdings Group, Inc.” The Certificate of Amendment was approved by our Board of Directors on July 30, 2010 and was approved by a stockholder holding 59.45% of our outstanding Common Stock by written consent on July 30, 2010.

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

In 2011, we opened 15 internet cafés. As a result, we currently own 59 internet cafés within the city of Shenzhen in Guangdong province, PRC.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Year Ended
	December 31,
	2011		2010		Amount	%
		As percentage		As percentage	change	change
Revenue	$32,597,144	100%	$20,460,459	100%	12,136,685	59%
Cost of revenue	20,270,919	62%	11,823,456	58%	8,447,463	71%
Gross profit	12,326,225	38%	8,637,003	42%	3,689,222	43%

Operating Expenses
General and administrative expenses	2,274,760	7%	634,739	3%	1,640,021	258%
Total operating expenses	2,274,760	7%	634,739	3%	1,640,021	258%

Income from operations	10,051,465	31%	8,002,264	39%	2,049,201	26%

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	1,457,090	4%	-	-	1,457,090	100%
Change in fair value of derivative financial instrument - warrants	783,290	2%	-	-	783,290	100%
Reorganizational expenses	-		-435,086	-2%	435,086	-100%
Interest income	12,439	0%	8,265	0%	4,174	51%
Interest expenses	-9,303	0%	-9,437	0%	134	-1%
Other expenses	-563	0%	-43	0%	-520	1209%
Total non-operating income (expenses)	2,242,953	7%	-436,301	-2%	2,679,254	-614%

Net income before income taxes	12,294,418	38%	7,565,963	37%	4,728,455	62%
Income taxes	2,786,097	9%	1,819,380	9%	966,717	53%
Net income attributable to China Internet Cafe Holdings Group, Inc.	9,508,321	29%	5,746,583	28%	3,761,738	65%

Dividend on preferred stock	-247,486	-1%	-	-	-247,486	100%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$9,260,835	28%	$5,746,583	28%	3,514,252	61%

Other comprehensive income
Net income	$9,508,321	29%	5,746,583	28%	3,761,738	65%
Foreign currency translation	843,432	3%	400,949	2%	442,483	110%
Net Comprehensive income	$10,351,753	32%	$6,147,532	30%	4,204,221	68%

Comparison of Fiscal Years Ended December 31, 2011 and 2010

Revenue. Our revenue is primarily generated from sales of prepaid IC cards which include stored value that will be deducted based on time usage of computers at the internet cafe. Sales revenue increased approximately $12.1 million, or 59%, from $20.5 million for the fiscal year ended December 31, 2010 to $32.6 million for the fiscal year ended December 31, 2011. The increase was mainly due to the revenue generated by the new cafes opened in 2011. Our management expects this trend to continue in 2012 as we continue to focus on organic growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition in other provinces.

Cost of Revenue. Our cost of sales is primarily composed of depreciation and amortization, salary, rent, utility business tax and surcharge. Our cost of sales increased approximately $8.4 million, or 71%, to approximately $20.3 million for the fiscal year ended December 31, 2011 from approximately $11.8 million for the same period in 2010. The increase was mainly attributable to increased labor cost and taxes in 2011 as compared to the same period in 2010. During 2011, the increased business tax was a direct result of the higher revenue generated from the business. We expect this trend to continue in 2012 as we continue to expand our revenue base. In addition, we expect to slightly increase our average employees’ salary as the Shenzhen Government moves forward with its plan to increase the minimum wage.

Gross Profit. Gross profit is the difference between sales revenue and cost of sales. Our gross profit increased by approximately $3.7 million, or 43%, to approximately $12.3 million for the fiscal year ended December 31, 2011 from approximately $8.6 million for the same period in 2010. Gross profit as a percentage of sales was 38% for the fiscal year ended December 31, 2011, as compared to 42% for the same period in 2010. The slight decrease of our gross profit margin was mainly attributable to the increase in salary, depreciation and other costs as compared to the same period in 2010. Our management expects gross profit margin to remain relatively unchanged in the year of 2012 as cost drivers increase in proportionate with the revenue growth.

Operating Expenses. Our administrative expenses mainly consist of fees paid to legal counsel, auditor, and consultants. Our administrative expenses increased by approximately $1.6 million, or 258%, to approximately $2.3 million for the fiscal year ended December 31, 2011 from approximately $0.63 million for the same period in 2010. The increase was mainly attributable to increase in advisory, legal, investor relations and audit fees incurred as a publicly traded company. We expect that our operating expenses will remain relatively unchanged in the year 2012.

Non-operating Income/Expenses. Our other income increased by approximately $2.7 million from approximately $0.44 million non-operating expense, to $2.2 million non-operating income for the fiscal year ended December 31, 2011 compared to the same period in 2010. The increase was primarily due to the proceeds of $2.2 million from the securities offering conducted in February 2011.

Income before Income Taxes. Income before income taxes increased by approximately $4.7 million, or 62%, to $12.3 million for the fiscal year ended December 31, 2011 from approximately $7.6 million for the same period in 2010. The increase in income before income tax was mainly attributable to increase in revenues as a result of our business expansion in 2011.

Income Taxes. Our income taxes increased by approximately $0.97 million during the fiscal year ended December 31, 2011 to approximately $2.8 million from approximately $1.8 million during the same period in 2010. The primary reason for the increase in income taxes was the higher taxable income generated by the opening of new internet cafés and an increase in tax rate.

Net Income. Our net income increased by approximately $3.8 million, or 65%, to approximately $9.5 million for the fiscal year ended December 31, 2011 from approximately $5.7 million during the same period in 2010 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in the coming year 2012.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of approximately $19.63 million. The following table provides detailed information about our net cash flow for each financial statement period presented in this report.

Cash Flow

	Fiscal Year Ended December 31,
	2011	2010
Net cash provided by (used in) operating activities	$15,715,394	$6,554,675
Net cash provided by (used in) investing activities	(5,895,841)	(6,151,671)
Net cash provided by (used in) financing activities	5,520,681	253,054
Effect of foreign currency translation on cash and cash equivalents	452,622	118,910
Net cash flows	15,792,856	774,968

Operating Activities

Net cash provided by operating activities was approximately $15.7 million for the fiscal year ended December 31, 2011, as compared to $6.6 million of net cash provided by operating activities for the same period in 2010. The change was mainly attributable to the change in fair value of derivative financial instruments, deferred revenue, and a loan from one of our directors. The Company has relied on the advances from a director to pay certain public company expenses. Going forward, our management intends to pay for these expenses using our proceeds from the securities offering.

Investing Activities

Net cash used in investing activities was $5.9 million for the fiscal year ended December 31, 2011, as compared to $6.2 million net cash used in investing activities for the same period in 2010. The change was mainly attributable to the acquisition of property, plant and equipment, as well as the return of a prepayment made to Yunnan province due to the cancellation of the Company’s plan to establish a subsidiary in Kunming city.

Financing Activities

Net cash provided by financing activities was approximately $5.5 million for the fiscal year ended December 31, 2011, as compared to $0.25 million for the same period in 2010. The increase in net cash provided by financing activities was mainly due to proceeds from the securities offering conducted in February 2011.

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

 Leasehold improvements mainly result from decoration expenses. All of our lease contracts state that lease terms are for 5 years and leasehold improvements are amortized over 5 years, which represents the shorter of useful life and lease term.

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $2,084,086 and $579,822 as at December 31, 2011 and December 31, 2010, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the fiscal year ended December 31, 2011.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2011	2010
Year end RMB : USD exchange rate	6.3523	6.6118
Average yearly RMB : USD exchange rate	6.4544	6.7788

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Recently issued accounting pronouncements

Accounting Standards Codification

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is a new accounting guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. The Company is currently evaluating the impact of this guidance but believes the adoption of it will have no material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is a new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning January 1, 2012. Currently, the Company evaluated the effect of ASU 2011-05 on its financial statements and has concluded that it would have no material impact on the Company's consolidated financial statements.

ASU 2011-05 was modified by the issuance of ASU 2011-12 - Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 in December 2011, which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company believes that its adoption of ASU 2011-12 will not have any material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Its adoption of ASU 2011-11 is not expected to have material impact on its consolidated financial statements.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Internet Cafe Holdings Group, Inc.

and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Internet Cafe Holdings Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. China Internet Cafe Holdings Group, Inc. and Subsidiaries’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Internet Cafe Holdings Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 30, 2012

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$19,629,680	$3,836,824
Restricted cash	-	945,280
Loan receivable	-	2,419,916
Rental deposit	86,580	55,512
Equipment deposit	994,732	1,300,650
Inventory	212,607	180,582
Deferred tax assets	69,405	-
Total current assets	20,993,004	8,738,764

Property, plant and equipment, net	13,000,745	6,848,342
Intangible assets, net	161,083	191,087
Rental deposit-long term portion	314,736	235,509
Total assets	$34,469,568	$16,013,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$-	$151,245
Accounts payable	100,480	69,373
Registration penalties payable	448,844	-
Deferred revenue	2,084,086	579,822
Payroll and payroll related liabilities	323,286	199,548
Income and other taxes payable	1,316,209	987,194
Accrued expenses	365,696	102,018
Amount due to a shareholder	2,135,218	465,741
Dividend payable on preferred stock	72,729	-
Derivative financial instrument - preferred stock	147,704	-
Derivative financial instrument - warrants	129,496	-
Total current liabilities	7,123,748	2,554,941

Commitments and contingencies (Note 17)
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0)	3,682,473	-
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,124,967 and 20,200,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively)	212	202
Additional paid in capital	1,728,726	1,628,417
Statutory surplus reserves	718,744	718,744
Retained earnings	19,760,289	10,499,454
Accumulated other comprehensive income	1,455,376	611,944
Total stockholders’ equity	23,663,347	13,458,761
Total liabilities and stockholders’ equity	$34,469,568	$16,013,702

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Year Ended
	December 31,
	2011	2010

Revenue	$32,597,144	$20,460,459
Cost of revenue	20,270,919	11,823,456
Gross profit	12,326,225	8,637,003
Operating Expenses
General and administrative expenses	2,274,760	634,739
Total operating expenses	2,274,760	634,739

Income from operations	10,051,465	8,002,264

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	1,457,090	-
Change in fair value of derivative financial instrument – warrants	783,290	-
Interest income	12,439	8,265
Interest expenses	(9,303)	(9,437)
Other expenses	(563)	(43)
Reorganizational expenses		(435,086)
Total non-operating income (expenses)	2,242,953	(436,301)

Income before income taxes	12,294,418	7,565,963
Income taxes	2,786,097	1,819,380
Net income	9,508,321	5,746,583

Dividend on preferred stock	(247,486)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$9,260,835	$5,746,583

Other comprehensive income
Net income	$9,508,321	$5,746,583
Foreign currency translation	843,432	400,949
Total comprehensive income	$10,351,753	$6,147,532

Earnings per share
- Basic	$0.44	$0.29
- Diluted	$0.39	$0.29
Weighted average common stock outstanding
- Basic	20,990,725	19,601,644
- Diluted	23,656,429	19,601,644

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common stock		Additional			other
	Number of		paid-in	Statutory	Retained	comprehensive	Total
	shares	Amount	capital	reserves	Earnings	income	Stockholders’Equity

Balance at December 31, 2008	19,000,000	$190	$1,367,032	$399,802	$683,364	$202,037	$2,652,425
Contributed capital by existing shareholders	-	-	6,452	-	-	-	6,452
Transfers to statutory reserves	-	-	-	318,942	(318,942)	-	-
Net income for the year	-	-	-	-	4,388,449	-	4,388,449
Foreign currency translation difference	-	-	-	-	-	8,958	8,958
Balance at December 31, 2009	19,000,000	190	1,373,484	718,744	4,752,871	210,995	7,056,284
Contributed capital by existing shareholders	-	-	251,612	-	-	-	251,612
Reorganization for reverse merger	1,200,000	12	3,321	-	-	-	3,333
Net income for the year	-	-	-	-	5,746,583	-	5,746,583
Foreign currency translation difference	-	-	-	-	-	400,949	400,949
Balance at December 31, 2010	20,200,000	202	1,628,417	718,744	10,499,454	611,944	13,458,761
Issuance of common stock	924,967	10	100,309	-	-	-	100,319
Preferred stock dividend	-	-	-	-	(247,486)	-	(247,486)
Net income for the year	-	-	-	-	9,508,321	-	9,508,321
Foreign currency translation difference	-	-	-	-	-	843,432	843,432
Balance at December 31, 2011	21,124,967	$212	$1,728,726	$718,744	$19,760,289	$1,455,376	$23,663,347

(1) See footnote 1 regarding the recapitalization of Classic Bond Development Limited

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2011	2010
Cash flows from operating activities
Net income	$9,508,321	$5,746,583
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative financial instrument - preferred stock	(1,457,090)	-
Change in fair value of derivative financial instrument- warrants	(783,290)	-
Advisory fee	450,000	-
Depreciation	2,948,401	1,664,405
Amortization	37,212	23,540
Deferred tax assets	(68,307)	-
Changes in operating assets and liabilities:
Restricted cash	968,332	737,599
Prepayment	-	(2,360,317)
Rental deposit	(96,983)	(114,027)
Inventory	(24,259)	30,604
Accounts payable	29,718	31,592
Deferred revenue	1,457,156	(217,133)
Payroll and payroll related liabilities	113,758	69,171
Income and other taxes payable	284,120	432,880
Accrued expenses	704,897	52,936
Amount due to a shareholder	1,643,408	456,842
Net cash provided by operating activities	15,715,394	6,554,675

Cash flows from investing activities
Purchase of property, plant and equipment	(7,477,866)	(4,152,294)
Receipt of loan receivable due to termination of an investment agreement	2,478,929	-
Deposits paid for property, plant and equipment	(896,904)	(1,270,511)
Assets acquisition of cafes	-	(728,866)
Net cash used in investing activities	(5,895,841)	(6,151,671)

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	-
Increase/(Decrease) from short term loan	(154,933)	-
Cash acquired from reverse merger	-	1,442
Capital contribution by shareholder	-	251,612
Net cash flows provided by financing activities:	5,520,681	253,054

Effect of foreign currency translation on cash	452,622	118,910

Net increase in cash	15,792,856	774,968
Cash - beginning of year	3,836,824	3,061,856
Cash - end of year	$19,629,680	$3,836,824

Cash paid during the period for:
Interest paid	$9,303	$9,437
Income taxes paid	$2,775,996	$1,630,711

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:
Summary of Assets Acquired from Acquisitions:
Net property and equipment	-	503,492
Other current assets	-	15,792
Intangible assets	-	209,582
Net assets acquired	-	728,866

Transfer of equipment deposits paid in property and equipment	$1,250,275	$83,811
Registration penalties	$448,844
Advisory fee	$450,000	$-

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1. Organization, Recapitalization and Nature of Business

China Internet Cafe Holdings Group, Inc. (“China Internet Cafe”)

China Internet Cafe Holdings Group, Inc. (formerly known as China Unitech Group, Inc.) (“the Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on March 14, 2006. The Company was a development company from incorporation on June 30, 2010. On July 2, 2010, the Company successfully closed a share exchange transaction with the shareholders of Classic Bond Development Limited, a British Virgin Islands corporation (" Classic Bond"). The Company will operate through its variable interest entities in China to execute the current business plan of those affiliates which involves the operation of a chain of China-based internet cafes.

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

On June 23, 2010, the Company further issued 1,950,000 shares of common stock to 42 individuals to raise fund of $84,093 (HK$651,721) for 651,721 shares and 1,308,954 shares associated with the reorganization of the Company at a value of $167,519 (HK$1,308,954) which is reflected as contributed capital by existing shareholders of Junlong and the total amount was $251,612. At December 31, 2011 and 20109, the issued and outstanding of Common Stock were 21,124,967 and 20,200,000 shares.

Classic Bond is in the business of operating internet cafés, throughout the Lungang District of Shenzhen in Province of Guangdong of People's Republic of China ("PRC"). The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary of the Company located in the PRC: Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) and (b) an entity located in the PRC: Shenzhen Junlong Culture Communication Co., Ltd. (“Junlong’), which is controlled by the Company through contractual arrangements between Zhonghefangda and Junlong, as if Junlong were a wholly-owned subsidiary of the Classic Bond.

Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”)

Zhonghefangda , Classic Bond’s wholly-owned subsidiary, was incorporated in People’s Republic of China (“PRC”) on June 10, 2010 with registered capital of $129,032 (HK$1 million). Zhonghefangda is engaged in provision of management and consulting services.

On June 11, 2010, to protect the Company’s shareholders from possible future foreign ownership restrictions, Zhonghefangda and Junlong entered into a series of agreements. Under these agreements Zhonghefangda obtained the ability to direct the operations of Junlong and to receive a majority of the residual returns. Therefore, management determined that Junlong became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) ASC 810-10 and Zhonghefangda was determined to be the primary beneficiary of Junlong. Accordingly, beginning June 11, 2010, Zhonghefangda is able to consolidate the assets, liabilities, results of operations and cash flows of Junlong in the financial statements. Because the legal representatives and ultimate major stockholder of Zhonghefangda and Junlong is the same person, Mr. Guo Dishan, Zhonghefangda and Junlong were deemed, until June 11, 2010, to be under the common control.

On June 10, 2010, Classic Bond formed Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) and Mr. Guo Dishan is the legal representative of Zhonghefangda and thereafter Zhonghefangda becomes a wholly owned subsidiary of Classic Bond and the whole reorganization is completed.

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened the internet first cafe in April, 2006 and our members can access the internet at our venues. We started our internet cafes in 2006 and we opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009 and 16 internet cafes opened in 2010, 13 internet cafes opened during the year of 2011. In total, we own 57 internet cafes within Shenzhen, Guangdong through December 31, 2011.

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

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the years ended December 31, 2011 and 2010, the commission income was $249,430 and $162,976, less than 1% of total revenue.

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

At December 31, 2011 and 2010, restricted cash of $0 and $945,280 (equivalent to RMB6,250,000) represented cash held by two escrow agents on behalf of the Company for registered capital.

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

Property, plant and equipment, comprising computer equipment and hardware, leasehold improvement, office furniture and vehicles are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Estimated Useful Lives
Leasehold improvement	5 years

Cafe computer equipment and hardware	5 years

Cafe furniture and fixtures	5 years

Office furniture, fixtures and equipments	5 years

Motor vehicles	5 years

Leasehold improvement mainly results from the decoration expense. All of the Company’s lease contracts state lease terms of 5 years and leasehold improvement is amortized over 5 years, which represents the shorter of useful life and lease term.

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

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $2,084,086 and $579,822 as of December 31, 2011 and 2010, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the year ended December 31, 2011.

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

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740-10-50-2 requires deferred tax assets and liabilities be recognized for future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Losses incurred by the Company in prior years provide for a net operating loss carry-forward. However, due to the fact that all net operating losses are from the U.S. shell company which we currently anticipate insufficient income to utilize in the future, the assets balance has been fully reserved for.

(r)	Consolidation of Variable Interest Entities

According to the requirements of Statement of Financial Accounting Standards No. 810-10, “Variable interest Entities”, the Company has evaluated the economic relationships of its wholly owned subsidiary, Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) with Junlong and has determined that it is required to consolidate Zhonghefangda and Junlong pursuant to the rules of FASB ASC Topic 810-10. Therefore Junlong is considered to be a VIE, as defined by FASB ASC Topic 810-10 , of which Classic Bond is the primary beneficiary as a result of its wholly owned subsidiary Zhonghefangda. Classic Bond, as mentioned above, will absorb a majority of the economic risks and rewards of all of these VIE that are being consolidated in the accompanying financial statements.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31,	December 31,
	2011	2010
Current assets and Long term rental deposit	$21,256,846	$8,968,001
Property, plant and equipment	13,000,745	6,848,343
Intangible assets	161,083	191,087
Total assets	34,418,674	16,007,431
Total liabilities	(11,064,894)	(2,182,851)
Net assets	$23,353,780	$13,824,580

(s)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	12/31/2011	12/31/2010
Year end RMB : USD exchange rate	6.3523	6.6118
Average yearly RMB : USD exchange rate	6.4544	6.7788

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

Earnings per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 16.

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

As of December 31, 2011 and 2010, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(x)	Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

(y)	Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is a new accounting guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. The Company is currently evaluating the impact of this guidance but believes the adoption of it will have no material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is a new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning January 1, 2012. Currently, the Company evaluated the effect of ASU 2011-05 on its financial statements and has concluded that it would have no material impact on the Company's consolidated financial statements.

ASU 2011-05 was modified by the issuance of ASU 2011-12 - Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 in December 2011, which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company believes that its adoption of ASU 2011-12 will not have any material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Its adoption of ASU 2011-11 is not expected to have material impact on its consolidated financial statements.

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

4. Cash

Cash is summarized as follows:

	December 31,	December 31,
	2011	2010

Cash at bank	$19,609,650	$3,811,136
Cash in hand	20,030	25,688
	$19,629,680	$3,836,824

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents (Note 2). As of December 31, 2011 and 2010, $19,585,062 and $3,836,824 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $44,618 and $0 of the Company's cash and cash equivalents were held by JP Morgan Chase bank in USA.

5. Restricted Cash

	December 31,	December 31,
Bank deposits held by:	2011	2010

Mr. Fangrong, Zheng – Anshun city in Guizhou province	$-	$945,280
	$-	$945,280

As December 31, 2010, the restricted cash represented the bank deposits of $945,280 (equivalent to RMB6,250,000) held by an escrow agent on behalf of the Company for registered capital and operating cash flow purposes of a new subsidiary company to be established in Anshun city in Guizhou province.

Incorporation of Two New Subsidiary Companies

The Company was committed to establish two new subsidiary companies, which are located in Yiwu city, Zhejiang province and Anshun city, Guizhou province with the investment of approximately $2.195 million (equivalent to RMB15 million) each, with total of $4.39 million as registered capital and operating cash flow purposes. The registered capital of each subsidiary company will be $0.439 million (RMB3,000,000). As of December 31, 2010, the Company paid approximately $0.95 million (RMB6.25 million) in total to two escrow agents and the amounts were recorded under restricted cash.

The company decided to close down the subsidiary company located in Yiwu city, Zhejiang province and withdraw the investment of approximately $737,59 (equivalent to RMB5,000,000) on 30th November, 2010 due to the change in the national expansion strategy.

6. Loan receivable

Loan receivable consists of:

	December 31,	December 31,
	2011	2010
Name of Payee: Mr. Long Weijun
Terms: Interest free, unsecured and repayment date is February 28, 2011	$-	$2,419,916

The Company entered into a trust agreement with Mr. Long Weijun on 25th December 2010 and appointed Mr. Long Weijun as the General Manger of Yunnan subsidiary company. The Company was committed to establish a new subsidiary company located in Kunming city, Yunnan province with the total investment of approximately $3.02 million (equivalent to RMB 20 million) with 1.51 million (equivalent to RMB 10 million) as registered capital and 1.51 million (equivalent to RMB 10 million) as capital proceeds. The initial proceed was released to Long Weijun on 31st December 2010 of total sum of $2.42 million (equivalent to RMB 16 million), the rest $0.6 million (equivalent to RMB 4 million) was released on 7th January 2011. On February 13, 2011, the Company entered into a termination agreement with Mr. Long Weijun to terminate the trust agreement signed on December 25, 2010. The total proceed of $3.02 million (RMB 20 million) was returned to the Company on February 28, 2011.

7. Equipment Deposit

Equipment deposit consists of:

December 31,	December 31,
2011	2010

$994,732	$1,300,650

As of December 31, 2010, equipment deposit for purchase computers for 4 new internet cafés. Three of them were opened in March 2011 and one of them was opened in April, 2011. As of December 31, 2011, equipment deposit for purchase computers for three new internet cafes. They will be opened in May 2012.

8. Inventory

Inventory consists of:

	December 31,	December 31,
	2011	2010

Purchased IC cards	$212,607	$180,582

There was no allowance made for obsolete or slow moving inventory as of December 31, 2011 and 2010.

9. Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	December 31,	December 31,
	2011	2010

Leasehold improvement	$4,535,898	$3,178,890
Cafe computers equipments and hardware	14,130,446	7,045,296
Cafe furniture and fixtures	1,746,164	1,320,392
Office furniture, fixtures and equipments	303,318	52,293
Motor vehicles	468,169	252,967
	$21,183,995	$11,849,838
Less: Accumulated depreciation	(8,183,250)	(5,001,496)
Property, plant and equipment, net	$13,000,745	$6,848,342

During the year ended December 31, 2011, depreciation expenses amounted to $2,948,401, of which $2,263,198 and $685,203 were recorded as cost of sales and general and administrative expense, respectively.

During the year ended December 31, 2010, depreciation expenses amounted to $1,664,405, of which $1,615,096 and $49,309 were recorded as cost of sales and general and administrative expense, respectively.

10. Intangible Assets

Intangible assets are summarized as follows:

	December 31,	December 31,
	2011	2010
Business License	$99,000	$95,115
Customer Lists	125,012	120,106
	224,012	215,221
Less: Accumulated Amortization	(62,929)	(24,134)
Total	$161,083	$191,087

During the years ended December 31, 2011 and 2010, amortization expenses amounted to $37,212 and $ 23,540 respectively which was recorded under cost of sales.

Estimated amortization for the next five years and thereafter is as follows:

Year ending December 31,

2012	$37,810
2013	37,810
2014	37,810
2015	20,931
2016	9,087
Thereafter	17,635
Total	$161,083

11. Short Term Loan

The short term loan due within one year as of December 31, 2011 and 2010 consist of the following:

		Interest	December 31,	December 31,
Bank	Loan Period	rate	2011	2010

China Construction Bank	November 15, 2010 to November 14, 2011	6.372%	-	151,245

On November 15, 2010, the Company entered into a loan agreement with China Construction Bank for $151,245 (RMB1,000,000) which was secured by director’s guarantee. The annual interest rate is 6.372% and is due on November 14, 2011. The loan was paid in full on November 10, 2011.

12. Income and Other Taxes Payable

Income and other tax payables consist of the following:

	December 31,	December 31,
	2011	2010

Business tax payable	$605,274	$420,236
Income tax	582,406	483,006
Withhold individual income tax payable	1,300	4,022
Other tax payable	127,229	79,930
Total	$1,316,209	$987,194

13. Due To A Shareholder

	December 31,	December 31,
	2011	2010

Mr. Guo Di Shan, a shareholder of the Company	$2,135,218	$465,741

The amount due to Mr. Guo Di Shan is unsecured with no stated interest and payable on demand.

14. Cost of revenue

Cost of revenue consists of the following:

	For The Year Ended
	December 31,
	2011	2010
Cost of revenue consists of
Depreciation and amortization	$2,368,935	$1,615,096
Salary	2,446,447	1,746,098
Rent	1,886,295	1,089,910
Utility	2,143,416	1,541,090
Business tax and surcharge	7,841,367	4,839,276
Others	3,584,459	991,986
	$20,270,919	$11,823,456

15. Income Tax

The Company's subsidiary incorporated in PRC is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws. Junlong was charged a tax rate of 22% of its taxable income in 2010 and 24% in 2011. As approved by the relevant tax authority in the PRC, Junlong's income tax rates will be 25% for 2012 and thereafter.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2011	2010
	US$	US$
DTA:
Deferred assets - accrued expenses	69,405	-
Deferred assets - NOL of US shell company	-	137,918
Total Deferred assets	69,405	137,918
DTL:
Deferred liabilities - US shell company	(26,645)	-
Total Gross DTA (DTL)	42,760	137,918
Valuation allowance	26,645	(137,918)
Net deferred assets (liabilities)	69,405	-

The Company applied the provisions of ASC 740.10.50, "Accounting For Uncertainty In Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company classified all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2011 and through the financial statements issue date, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. Our policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the year ended December 31, 2011 and 2011, respectively.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 10 years.

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 24% and 22% to income before income taxes for the years ended December 31, 2011 and 2010 for the followings reasons:

	2011	2010

Income before income taxes	$12,294,418	$7,565,963

Computed “expected” income tax expense at 24% and 22% in 2011 and 2010	$2,950,660	$1,664,512
Tax effect of net taxable timing differences	69,405	16,950
Effect of cumulative tax (gains)/losses	(233,968)	137,918
	$2,786,097	$1,819,380

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

	For The Years Ended Dec 31,
	2011	2010
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income	$9,508,321	$5,746,583
Dividend on preferred stock	(247,486)	-
Net income used in computing basic earnings per share	$9,260,835	$5,746,583

Basic weighted average shares outstanding	20,990,725	19,601,644
Basic earnings per share	$0.44	$0.29

	For The Years Ended Dec 31,
	2011	2010
DILUTED

Numerator for diluted earnings per share attributable to the Company’s common stockholders:

Net income	$9,260,835	$5,746,583
Dividend on preferred stock	247,486	-
Net income used in computing diluted earnings per share	$9,508,321	$5,746,583

Weighted average outstanding shares of common stock	20,990,725	19,601,644
Weighted average preferred stock	3,665,704	-
Diluted weighted average shares outstanding	24,656,429	19,601,644
Diluted earnings per share	$0.39	$0.29

Potential common shares outstanding as of December 31:
Series A preferred stock	4,274,703	-
Warrants	2,498,326	-
	6,773,029	-

During the year ended December 31, 2011, the average market price of the common stock during the period was less than the exercise price of the Warrants. Accordingly, the Warrants were anti-dilutive and have not been included in the calculation of diluted earnings per share.

17. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan, which is calculated at a range of 8% of the average monthly salary. The pension expense was $ 13,833 and $9,555 for the year ended December 31, 2011 and 2010, respectively.

18. Stockholders’ Equity

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

As of December 31, 2011 and 2010, there are 21,124,967 and 20,200,000 shares of Common Stock issued and outstanding respectively.

Series A Preferred Stock

On February 16, 2011, the Company filed with the Secretary of State of Nevada a Certificate of Designation, Preferences and Rights for the 5% Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”), as an amendment to its Articles of Incorporation.

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

As of December 31, 2011, there were 4,274,703 shares of Series A Preferred Stock outstanding, which were issued on February 22, 2011. No shares were outstanding at December 31, 2010.

19. Sale of Common Stock, Series A Preferred Stock and Warrants

Securities Purchase Agreement

On February 22, 2011 (the “Closing Date”), the Company completed a private placement (the “Offering”) of 474,967 units at a purchase price of $13.50 per unit, each unit consisting of:(i) nine shares of the Company’s Series A Preferred Stock, convertible on a one to one basis into nine shares of the Company’s common stock; (ii) one share of Common Stock; (iii) two three-year Series A Warrants (the “Series A Warrants”), each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants (the “Series B Warrants”), each exercisable for the purchase of one share of Common Stock, at an exercise price of $3.00 per share. The Company received aggregate gross proceeds of $6,412,055. The Offering was conducted pursuant to a Securities Purchase Agreement (the “Agreement”) between the Company and various accredited investors (the “Investors).

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

The conversion price of the Series A Preferred Stock is subject to adjustment if the Company subsequently sells Common Stock at a lower price. Also, as described below for the Warrants, the conversion option is denominated in U.S. dollars, a currency other than the Company’s functional currency. Accordingly, the embedded conversion option is not considered to be indexed only to the Company’s common stock. In addition, the Company may be required to redeem the Series A Preferred Stock for cash if, on receipt of a conversion request, it is unable to issue shares registered for resale for any reason. In addition, the conversion price of the Series A Preferred Stock is subject to adjustment if the Company subsequently sells Common Stock at a lower price but there is no explicit limit on the number of shares that the Company may be required to issue. As a result of the foregoing, the exemption provided by ASC 815-10-15-74a is not available and the embedded conversion option has been bifurcated and accounted for as a derivative liability. Because the embedded conversion option has been bifurcated and accounted for as a derivative liability, no beneficial conversion option was required to be recognized.

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

The Company may call the Series A and Series B Warrants for redemption at a redemption price of $0.01 per Warrant share if the shares underlying the Warrants are registered for sale and the volume-weighted average price of the Company’s Common Stock is equal to or greater than $6.00 per share or $9.00 per share, respectively, for a period of ten consecutive trading days and such Common Stock has an average daily trading volume, for ten consecutive trading days, equal to or greater than 75,000 shares per day.

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At December 31, 2011, the Company has accrued, $448,844 for the estimated liquidated damages it expects to pay.

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

Valuation of Derivative Instruments

The Warrants and the Placement Agent Warrants were initially valued, using a binomial model, at $649,821 and $262,966, respectively, based on the quoted market price of the Common Stock of $1.00 per share, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 1.32% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 85%, based on a review of the historical volatility of publicly-traded companies considered by management to be comparable to the Company.

The compound embedded derivative financial instrument related to the Series A Preferred Stock, consisting primarily of the embedded conversion option, was initially valued, using a binomial model, at $1,604,794, based on the quoted market price of the Common Stock of $1.00, a term equal to the expected life of the conversion option, an expected dividend yield of 0%, a risk-free interest rate of 0.78% based on constant maturity rates published by the U.S. Federal Reserve applicable to the expected life and estimated volatility of 85%.

After allocating a portion of the proceeds received to the fair value of the Warrants and the embedded derivative instrument in the Series A Preferred Stock, the remaining proceeds were allocated to the Common Stock component of the Units and the carrying value of the Series A Preferred Stock host contract.

At December 31, 2011, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $84,951, $44,545 and $147,704, respectively, using a binomial model, based on the quoted market price of $0.44, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.14% to 0.27% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 85%. The aggregate change in the fair value of the derivative liabilities between February 22, 2011 and December 31, 2011 of $2,240,380 has been credited to income.

Accounting for Series A Preferred Stock

$3,682,473 of the proceeds received were allocated to the carrying value of the Series A Preferred Stock host contract. The 4,274,703 shares of Series A Preferred Stock have a liquidation value of $5,770,849. Because the Series A Preferred Stock has conditions for its redemption that are outside our control, it is classified outside of Stockholders’ Equity, in the mezzanine section of our balance sheet, in accordance with ASC 480-10-S99-3A. Because the Series A Preferred Stock is not currently redeemable and the Company currently believes that it is not probable that it will become redeemable, no adjustment of the carrying value of the Series A Preferred Stock has been recognized. If it becomes probable that the Series A Preferred Stock will be redeemed, it will be adjusted to its redemption value.

Placement Agent Fees

The placement agent cash fees of $545,025, other expenses related to the sale of the Units of $181,415 and the initial fair value of the Placement Agent Warrants of $262,966, aggregating $989,406, have been charged to additional paid-in capital.

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

The Company also agreed to place in escrow for issuance to the affiliate a total of 400,000 shares of Common Stock, with 200,000 shares to be released following the completion of a Transaction, 100,000 shares to be released six months after the completion of a Transaction and 100,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $1.00 per share (based on the quoted market price), resulting in compensation expense for the services rendered and to be rendered of $400,000. The expense related to the services provided and to be provided was recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expired. At December 31, 2011, the expense has been fully recognized.

In addition to the above fees, the Company issued 50,000 shares to its legal counsel, in consideration for their introducing the Company to the placement agent. The cost of these shares, which were valued at $1.00 per share (determined as described above) were expensed during the year ended December 31, 2011.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended December 31, 2011:

	Preferred – Embedded Derivative	Warrants	Total

Beginning balance, December 31, 2010	$-	$-	$-

Issued – February 22, 2011	1,604,794	912,786	2,517,580

Fair value adjustments	(1,457,090)	(783,290)	(2,240,380)

Ending balance, December 31, 2011	$147,704	$129,496	$277,200

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

20. Commitments and Contingencies

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

As of December 31, 2011, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
2012	$2,015,003
2013	1,645,219
2014	1,543,118
2015	1,127,831
2016	185,300

$6,516,471

During the year ended December 31, 2011, rent expenses amounted to $2,074,611, of which $1,886,295 and $188,316 was recorded as cost of sales and general and administrative expense, respectively.

During the year ended December 31, 2010, rent expenses amounted to $1,153,802, of which $1,089,910 and $63,892 was recorded as cost of sales and general and administrative expense, respectively.

Purchase of Plant & Equipment of a total consideration of $1.24 million

During the fiscal year ended December 31, 2011, the Company signed six contracts for leasehold improvement and to purchase of equipment for the three internet cafes under construction, totaling $1,243,416 (representing RMB7,898,549). As of December 31, 2011, the Company paid $994,732 (representing RMB6,318,839) was recorded in Equipments Deposits for those leasehold improvment and equipments not delivered yet.

Purchase of Plant & Equipment of a total consideration of $1.74 million

During the fiscal year ended December 31, 2010, the Company signed two contracts for leasehold improvement and to purchase of plant and equipment for the four internet cafes under construction, totaling $1,743,587 (representing RMB11,528,250). As of December 31, 2010, the Company paid $1,300,650 (representing RMB8,599,635) was recorded in Equipments Deposits for those plant and equipments not delivered yet.

Social Benefits Coverage

We have obtained social benefits coverage for employees who work at the Junlong headquarters. For other employees, because of the high mobility of their work, and the difficulty of transferring social benefits coverage from one province to another, they usually work on a probationary basis and do not enter into long employment relationships with us. Because the cost of social benefits coverage is considerable compared to their total monthly income, the Company allows the employees to decide whether or not to pay the social benefits coverage. It is reasonable to assume that the company is subject to administrative fines and penalties as a result of its failure to obtain social insurance for these employees.

21. Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the years ended December 31, 2011 and 2010.

At December 31, 2011 and 2010, there was one supplier of consignment snacks and drinks with amount of $100,480 and $67,224 respectively, which accounted for 100% and 97% of the Company’s account payable.

22. Operating Risk and Uncertainties

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

23. Segment Information

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

24. Subsequent Events

As of December 31, 2011, the Company evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

25. Additional Information - Condensed Financial Statements of the Company

The Company is required to include the condensed financial statements of the Company in accordance with Regulation S-X promulgated by the United States Securities and Exchange Commission. The separate condensed financial statements of the Company as presented below have been prepared in accordance Securities and Exchange Commission Regulation S-X Rule 5-04 and Rule 12-04 and present the Company’s investments in its subsidiaries under the equity method of accounting. Subsidiaries income is included as the Company’s “Share of income from subsidiaries” on the condensed statement of income and comprehensive income.

As of December 31, 2011 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

FINANCIAL INFORMATION OF CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Condensed Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS

Current assets:

Cash and cash equivalent	$44,618	$-
Rental deposit	3,333	3,333
Due from subsidiaries	5,959,933	-
Investment in subsidiaries	52,268,833	44,100,984

Total assets	$58,276,717	$44,104,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accrued expenses	$54,401	$54,401
Amount due to a shareholder	630,000	300,000
Registration penalties payable	448,844	-
Dividend payable on preferred stock	72,729	-
Derivative financial instrument - preferred stock	147,704	-
Derivative financial instrument - warrants	129,496	-
Total current liabilities	1,483,174	354,401

Stockholders' Equity
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0)	3,682,473
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,124,967 and 20,200,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively)	212	202
Additional paid in capital	38,103,440	38,003,131
Retained earnings	15,007,418	5,746,583

Total stockholders’ equity	56,793,543	43,749,916

Total liabilities and stockholders’ equity	$58,276,717	$44,104,317

Condensed Statements of Income and Comprehensive Income

	December 31	December 31
	2011	2010
Operating Expenses
General and administrative expenses	$899,927	$54,401
Total operating expenses	899,927	54,401

Loss from operations	(899,927)	(54,401)

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	1,457,090	-
Change in fair value of derivative financial instrument - warrants	783,290	-
Equity in earnings of unconsolidated subsidiaries	8,167,849	6,100,984
Interest income	18	9,168
Other expenses	-	(3,114)
Reorganizational expenses	-	(306,054)
Total non-operating expenses	10,408,248	5,800,984

Income before income taxes	9,508,321	5,746,583
Income taxes	-	-
Net income	9,508,321	5,746,583

Dividend on preferred stock	(247,486)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	9,260,835	5,746,583

Other comprehensive income
Foreign currency translation adjustment	$843,432	400,949

Comprehensive income	$10,104,267	$6,147,532

Condensed Statements of Cash Flows

	December 31	December 31
	2011	2010
Cash flows from operating activities
Net income/(loss)	$9,508,321	$5,746,583
Adjustments to reconcile net income to net cash provided by operating activities
Investment (income)/loss from unconsolidated subsidiaries	(8,167,849)	(6,100,984)
Gain on derivative financial instrument - preferred stock	(1,457,090)	-
Gain on derivative financial instrument - warrants	(783,290)	-
Advisory fee	450000	-
Changes in operating assets and liabilities:
Rental deposit	-	3,333
Due from subsidiaries	(5,959,932)	-
Accrued expenses	448,844	54,401
Amount due to a shareholder	330,000	300,000
Net cash used in operating activities	(5,630,996)	3,333

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	-
Capital contribution by shareholder	-	(3,333)
Net cash provided by financing activities:	5,675,614	(3,333)

Effect of foreign currency translation on cash and cash equivalents		-
Net increase in cash	44,618	-
Cash - beginning of year	-	-
Cash - end of year	$44,618	$-

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Control and Procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2011. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of December 31, 2011, our disclosure controls and procedures (“Disclosure Controls”) are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified by our management as of December 31, 2011, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of December 31, 2011.

2012 Planned Remediation

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

Item 9B.      Other Information.

None.

Part III

Item 10.           Directors, Executive Officers and Corporate Governance.

The names of our current officers and directors, as well as certain information about them, are set forth below:

NAME	AGE	POSITION
Dishan Guo	47	Chairman, Chief Executive Officer and Chief Financial Officer
Zhenquan Guo	34	Director
Lei Li	47	Director
Wenbin An	72	Director
Lizong Wang	47	Director

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

Zhenquan Guo.  Mr. Zhenquan Guo joined our board on August 23, 2010. Mr. Guo joined Junlong in 2003, working in a variety of roles. Since 2006, he has been the Operation Director. He is in charge of the daily operations of Junlong’s wholly owned internet cafés. Over the past five years, he has taken part in all the internet cafe set up and license application tasks and gained extensive experience in the internet cafe industry. Mr. Guo graduated from Gannan Normal University in 2000, majoring in Mathematics and Applied Mathematics. He obtained his master’s degree in marketing from Shenzhen University in 2008. Mr. Guo’s foregoing experience, qualifications, attributes and skills led us to the conclusion that, in light of our business and structure, he should serve as a director of our company.

Lei Li.  Mr. Lei Li joined our board on August 23, 2010. In 2009, Mr. Li is founded the Boardroom Advisors Company Limited, a Beijing-based financial advisory firm, and has been the managing director ever since. Since August 2008, and continuing to the present, Mr. Li has been a director of Universal Travel Group, a NYSE-listed travel services provider in the PRC engaged in providing reservation, booking, and domestic and international travel and tourism services throughout China. From October 2007 to November 2009 he served as chief financial officer of Synutra International, Inc., a NASDAQ-listed company that focuses on selling premium infant formula products throughout China. From August 2004 to September 2007, Mr. Li was vice president and chief financial officer of Kasen International Holdings Limited, a public company listed on the Hong Kong Stock Exchange that manufactures upholstered furniture, furniture leather and automotive leather in China. Prior to that, from July 2001 through April 2004, Mr. Li served as chief financial officer at Eagle Brand Holdings Limited, a company listed on the Singapore Stock Exchange. Mr. Li’s experience also includes serving as a financial controller at the Korean division of Exel Plc between January 1997 and July 2001, and serving as a senior auditor at Waste Management Inc.’s international department in London between February 1995 and December 1996. Mr. Li is a fellow member of the Association of Chartered Certified Accountants (ACCA) in the UK. He received a bachelor’s degree in management and engineering from Beijing Institute of Technology in 1984, a master’s degree in economics from Renmin University of China in 1987, and a master’s degree in accounting and finance from the London School of Economics in 1992. Mr. Li’s foregoing experience, qualifications, attributes and skills led us to the conclusion that, in light of our business and structure, he should serve as a director of our company.

Wenbin An.  Mr. Wenbin An joined our board on August 23, 2010. Mr. An was a diplomat before retiring in 2002. He was deputy consul general in the PRC Consulate in Los Angeles from 1987 to 1994. In 1995, after returning to Beijing, he served as the Ministry of Foreign Affairs’ Chief of Protocol for seven years, during which time he organized many high profile events, including the Fourth World Conference on Women in Beijing in 2005 and the celebration of the handover of Hong Kong in 1997, and he accompanied PRC leaders in visits to more than 30 foreign countries. Mr. An graduated from Zhongshan University in Guangzhou, where he majored in English language. Since retirement, Mr. An has been serving as a business consultant to PRC companies. Mr. An’s foregoing experience, qualifications, attributes and skills led us to the conclusion that, in light of our business and structure, he should serve as a director of our company.

Lizong Wang.  Mr. Lizong Wang joined the board on August 23, 2010. Mr. Wang has been serving as deputy secretary of China Society for Promotion of The Glory Program, a program initiated and implemented by PRC private enterprises to alleviate poverty since 2010. Mr. Wang has served as the Secretary General of the Guangdong High-tech Industry Association since 2004 and has served as the Secretary General of the Shenzhen Association of Social Organization since 2008. Since 2008, he also serves as a strategic advisor and independent director of Universal Travel Group, a travel services provider in the PRC engaged in providing reservation, booking, and domestic and international travel and tourism services throughout China, Shenzhen 3nod Electronics Co., Ltd, a radio amplifier, home theater, computer peripherals and LED provider in the PRC, and Shenzhen Ruidefeng Pesticide, one of China's leading enterprise in the field of pesticide formulation and Pesticide research and development. In addition, he acts as economic consultant to a number of municipalities in the PRC as well as Asan in Korea. Mr. Wang is a frequent lecturer at higher education institutions in the Greater China Region. In 2007, Mr. Wang was nominated Honorary Citizen by the U.S. cities of Dallas and Los Angeles. He has also been elected the member of the Guangdong chapter of the Chinese People's Political Consultative Conference (CPPCC). In light of our business and structure, Mr. Wang’s foregoing experience, qualifications, attributes and skills led us to the conclusion that, in light of our business and structure, he should serve as a director of our company.

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

Meetings of Our Board of Directors

During fiscal year ended December 31, 2011, our Board of Directors did not meet. We did not hold an annual meeting in 2011.

Board Committees

Audit Committee

Our Audit Committee is led by Lei Li as the chairperson. Lizong Wang, Wenbin An, Dishan Guo and Zhenquan Guo are also members of our audit committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. Mr. Li is an independent director of the Company and is our audit committee financial expert.

Compensation Committee

Our compensation committee is led by Wenbin An as the chairperson. Lei Li, Lizong Wang, Dishan Guo and Zhenquan Guo are also members of our compensation committee. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Nominating Committee

Our nominating committee is led by Lizong Wang as the chairperson. Lei Li, Wenbin An, Dishan Guo and Zhenquan Guo are also members of our nominating committee. The nominating committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

A current copy of the audit committee charter, the compensation committee charter, and the nominating committee charter are available on the Company’s website, www.chinainternetcafe.com, and are filed herewith.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The code can be found on the Company's website, www.chinainternetcafe.com. Additionally upon written request, the Company will provide any person a copy of the code of ethics without charge. Request should be sent to: China Internet Cafe Holdings Group, Inc., #2009-2010, 4th Building, Zhuo Yue Century Center, Fuhua Third Road, Fu Tian District, Shenzhen, Guangdong Province, PRC 518048.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, except as disclosed below, we believe that with respect to the fiscal year ended December 31, 2011, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements:

•	Form 3s were not filed by Lei Li, Lizong Wang, Wenbin An, or Zhenquan Guo upon their appointment as officers and directors on until August 17, 2011 and August 19, 2011.

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

Summary Compensation Table — Fiscal Years Ended December 31, 2011 and December 31, 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

						Non-	Nonqualified
Name						Equity	Deferred	All
and				Stock	Option	Incentive	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dishan Guo	2011	$46,480	0	0	0	0	0	0	$46,480
CEO /CFO(1)	2010	$44,118	0	0	0	0	0	0	$44,118

(1)	Mr. Guo has been serving as our Chief Executive Officer since July 2, 2010. He was appointed as our Chief Financial Officer on September 27, 2010.

Employment Agreements

All of our employees, including Mr. Dishan Guo, our Chief Executive Officer, have executed our standard employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Guo’s employment agreement provides for an annual salary of RMB 300,000 (approximately $46,480).

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2011.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal years ended December 31, 2011 and 2010:

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Dishan Guo	2011	$-	-	-	-	-	-	-
Director	2010	$-	-	-	-	-	-	-
Lei Li	2011	$18,592	-	-	-	-	-	18,592
Director	2010	5,901	-	-	-	-	-	5,901
Lizong Wang,	2011	$18,592	-	-	-	-	-	18,592
Director	2010	5,901	-	-	-	-	-	5,901
Wenbin An	2011	$18,592	-	-	-	-	-	18,592
Director	2010	5,901	-	-	-	-	-	5,901
Zhenquan Guo	2011	$-	-	-	-	-	-	-
Director	2010	-	-	-	-	-	-	-

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Junlong, 1-D-1010, Yuanjing Park, Long Xiang Road, Long Gang District, Shenzhen, Guangdong Province, People’s Republic of China.

Name and Address of Beneficial Owner	Position	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Dishan Guo	Chairman /CEO/CFO	Common stock, $0.00001 par value	12,008,750	56.36%
Zhenquan Guo	Director	Common stock, $0.00001 par value	600,020	2.82%
Lei Li	Director	Common stock, $0.00001 par value	—	—
Wenbin An	Director	Common stock, $0.00001 par value	—	—
Lizong Wang	Director	Common stock, $0.00001 par value	100,000	0.47%
All officers and directors as a group (5 persons named above)		Common stock, $0.00001 par value	12,708,770	59.64%
5% Security Holders
Dishan Guo		Common stock, $0.00001 par value	12,008,750	56.36%

(1)  Under applicable SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of a convertible security. Also under applicable SEC rules, a person is deemed to be the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) voting power, which includes the power to vote or direct the voting of the security, or (b) investment power, which includes the power to dispose, or direct the disposition, of the security, in each case, irrespective of the person’s economic interest in the security.

In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the number of shares of the class beneficially owned by such person or entity on March 29, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total number of shares of common stock outstanding on March 29, 2012, which is 21,308,247, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred an on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) A total of 21,308,247 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 29, 2012.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	On June 11, 2010, Zhonghefangda entered into the Management and Consulting Services Agreement with Junlong, pursuant to which Zhonghefangda agreed to provide management and consulting services to the VIE in exchange for service fees up to 100% of the VIE’s aggregate net profits during the term of the agreement.
•	On June 11, 2010, Zhonghefangda entered into the Option Agreement with Junlong and the VIE Shareholders, whereby the VIE and the VIE Shareholders granted Zhonghefangda an exclusive, irrevocable option to purchase all or part of their equity interests in Junlong.
•	On June 11, 2010, Zhonghefangda entered into the Equity Pledge Agreement with Junlong and the VIE Shareholders, whereby the VIE Shareholders have pledged their entire equity interest in the VIE to Zhonghefangda. The equity interests are pledged as collateral to secure the respective obligations of the VIE and the VIE Shareholders under the Management and Consulting Services Agreement, the Option Agreement and the Voting Rights Proxy Agreement.
•	On June 11, 2010, Zhonghefangda entered into the Voting Rights Proxy Agreement with the VIE and the VIE Shareholders. The agreement requires the VIE Shareholders to grant and entrust Zhonghefangda with all of the voting rights as shareholders of the VIE for the maximum period of time permitted by law.
•	On July 2, 2010, we entered into a cancellation agreement with certain shareholders, namely, Xuezheng Yuan, First Prestige, Inc., Shuihua Cheng, Catalfa Holdings, Inc. and JD Infinity Holdings, Inc., whereby these shareholders agreed to the cancellation of 4,973,600 shares of our common stock owned by him. At the time he entered into the Cancellation Agreement, Mr. Yuan was our sole director and officer.

•	In connection with the Offering, we entered into a securities escrow agreement with TriPoint Global Equities, LLC, as representative of the purchasers of certain Unites offered in the Offering, Mr. Dishan Guo, our chairman and largest shareholder and Sichenzia Ross Friedman Ference LLP as escrow agent. As an inducement for the purchasers entering into and consummating the Offering, Mr. Guo agreed to deliver into an escrow account one share of the Company’s Common Stock for each $10 sold to the purchasers in the Offering to be used as escrow shares, equal to 641,205 shares of common stock (the “Escrow Shares”). The distribution of the Escrow Shares shall be based on a performance threshold for the Company. With respect to the 2011 fiscal year, if we earn less than $9,500,000 then the Escrow Shares for such year will be delivered to the purchasers in the amount of 10% of the Escrow Shares for each full percentage point by which such threshold was not achieved up to a maximum of the Escrow Shares.

Other than Dishan Guo, who is a party to the Securities Escrow Agreement (defined herein), Option Agreement, Equity Pledge Agreement and Voting Rights Proxy Agreement, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC except as provided as follows:

•	Before the Company opened a U.S. bank account in February 2011, various listing and other public company operating expenses were paid by the personal account of Dishan Guo, the Company’s Chief Executive Officer. To date, Mr. Guo has lent the Company $2,135,218. This amount is considered to be a unsecured related party loan due to Mr. Guo Dishan with no stated interest and is payable on demand. This loan is not in writing and the Company keeps track of it through bank statements and intends to repay Mr. Guo in future.

•	Dishan Guo, Jinzhou Zeng and Xiaofen Wang are each parties to the Option Agreement, Equity Pledge Agreement and Voting Rights Proxy Agreement described above. Dishan Guo is the Company’s chief executive officer and all three individuals are shareholders of our VIE, Junlong, and hold controlling interests in Classic Bond.

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

Item 14.         Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2011	$85,000	EFP Rotenberg, LLP

2010	$65,000	EFP Rotenberg, LLP

2010	$8,750	Paula S. Morelli, CPA, P.C.

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A are:

2011	$30,000	EFP Rotenberg, LLP

2010	$20,000	EFP Rotenberg, LLP

2010	$10,000	Paula S. Morelli, CPA, P.C.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed by our principal accountants for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

For the fiscal years ended December 31, 2011 and 2010, we did not incur any fees from our principal accountants for services other than the services covered under the “Audit Fees” and “Audit-Related Fees” for the fiscal year ended December 31, 2011 and 2010.

Preapproval Policy and Procedures

Our Audit Committee annually reviews the audit and non-audit services to be performed by our principal accounting firms and reviews and approves the fees charged by our principal accounting firms. Our principal accounting firms may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. All services described above were approved by the Audit Committee.

PART V

Item 15.         Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1(1)	Form of Share Exchange Agreement, dated July 2, 2010, among the Company, Classic Bond Development Limited and its shareholders.

3.1(2)	Articles of Incorporation of the Company

3.2(2)	Bylaws of the Company

3.3(3)	Amended and Restated Bylaws, adopted on July 30, 2010

3.4(6)	Certificate of Designations Preferences and Rights of the 5% Series A Convertible Preferred Stock of China Internet Café Holdings Group, Inc.

4.1(1)	Form of Cancellation Agreement, dated July 2, 2010, among the Company and certain shareholders.

4.2(2)	Specimen Stock Certificate

10.1(1)	Management Consulting Service Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.2(1)	Equity Pledge Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.3(1)	Option Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.4(1)	Proxy Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.5(1)	English Translation of Employment Agreement, dated April 1, 2009, between Junlong and Tu Fan.

10.6(1)	English Translation of Form of Non-disclosure and Non-competition Agreement, dated March 11, 2010, between Junlong and its employees.

10.7(1)	English Summary of Loan Agreement, dated October 23, 2009, between Junlong and Shenzhen Branch of China Construction Bank.

10.8(1)	English Summary of Guaranty Contract of Maximum Amount, dated October 23, 2009, between Dishan Guo and Shenzhen Branch of China Construction Bank.

10.9(1)	English Summary of Purchase Agreement, dated June 7, 2010, between Junlong and Shenzhen SEG Industrial Investment Co., Ltd.

10.10(1)	English Summary of Lease Contract, dated September 1, 2006, between Junlong and Zou Zhiwei.

10.11(1)	English Summary of Lease Contract, dated December 15, 2009, between Junlong and Hao Changsheng

10.12(5)	Lease contract re: No. 1 Xinxin Garden, Fangjicun, Xudong Road, Wuchang, Wuhan, Hubei Province, China 430062 between the Company and Xuezheng Yuan.

10.13(6)	Securities Purchase Agreement, dated February 22, 2011, by and among China Internet Café Holdings Group, Inc. and Investors identified therein

10.14(6)	Registration Rights Agreement, dated February 22, 2011

10.15(6)	Securities Escrow Agreement, dated February 22, 2011

10.16(6)	Lock-up Agreement, dated February 22, 2011

10.17(6)	Form of Series A Warrant

10.18(6)	Form of Series B Warrant

14.1(4)	Code of Ethics

21(1)	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

91.1(6)	Press Release

99.2(6)	Investor Presentation

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

(1) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 9, 2010.

(2)Incorporated by reference to our Registration Statement on Form SB-2 filed on August 30, 2006.

(3)Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 3, 2010.

(4)Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on June 30, 2008.

(5) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 28, 2010.

(6)Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2012

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer & Chief Financial Officer (Principal Executive Officer & Principal Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer, Chief Financial
Officer, and Chairman of the Board (principal
/s/ Dishan Guo	executive officer and principal financial officer)	March 30, 2012
Dishan Guo

/s/ Zhenquan Guo	Director	March 30, 2012
Zhenquan Guo

/s/ Lei Li	Director	March 30, 2012
Lei Li

/s/ Wenbin An	Director	March 30, 2012
Wenbin An

/s/ Lizong Wang	Director	March 30, 2012
Lizong Wang

