Form 10-Q
period 2012-03-31
China Internet Cafe Holdings Group, Inc.
filed 2012-05-15
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

#1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City, Longgang District, Shenzhen, Guangdong Province, People’s Republic of China 518048

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: 011-86-755-8989-6008

#2009-2010, 4 th Building, ZhuoYue Century Center, FuHua Third Road, FuTian District, Shenzhen, Guangdong Province, People’s Republic of China 518048

(Former Address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2012, there are 21,308,247 shares of $0.00001 par value common stock (the “Common Stock”) issued and outstanding.

FORM 10-Q

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

The unaudited condensed consolidated financial statements of registrant for the three months ended March 31, 2012 and 2011 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

3

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	5

Consolidated Statements of Income and Comprehensive Income (unaudited)	6

Consolidated Statements of Cash Flows (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8-25

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	Unaudited
ASSETS
Current assets:
Cash	$21,988,739	$19,629,680
Rental deposit	81,089	86,580
Equipment deposit	1,001,052	994,732
Inventory	116,426	212,607
Deferred tax assets	71,323	69,405
Total current assets	23,258,629	20,993,004

Property, plant and equipment, net	12,174,366	13,000,745
Intangible assets, net	152,593	161,083
Rental deposit-long term portion	322,756	314,736
Total assets	$35,908,344	$34,469,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,564	$100,480
Registration penalties payable	641,200	448,844
Deferred revenue	2,057,586	2,084,086
Payroll and payroll related liabilities	364,083	323,286
Income and other taxes payable	1,041,810	1,316,209
Accrued expenses	361,814	365,696
Amount due to a shareholder	2,245,464	2,135,218
Dividend payable on preferred stock	71,938	72,729
Derivative financial instrument - preferred stock	579,882	147,704
Derivative financial instrument - warrants	435,775	129,496
Total current liabilities	7,948,116	7,123,748

Commitments and contingencies (Note 17)
Preferred stock as of March 31, 2012 and December 31, 2011 ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 shares issued and outstanding as of March 31, 2012 and December 31, 2011; preference in liquidation - $5,770,849)	3,682,473	3,682,473
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,254,377 shares issued and outstanding as of March 31, 2012 and December 31, 2011)	212	212
Additional paid in capital	1,906,455	1,728,726
Statutory surplus reserves	718,744	718,744
Retained earnings	20,016,910	19,760,289
Accumulated other comprehensive income	1,635,434	1,455,376
Total stockholders’ equity	24,277,755	23,663,347
Total liabilities and stockholders’ equity	$35,908,344	$34,469,568

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Month Ended
	March 31,
	2012	2011 Restated

Revenue	$7,134,204	$6,489,581
Cost of revenue	5,005,431	3,995,342
Gross profit	2,128,773	2,494,239
Operating Expenses
General and administrative expenses	569,894	444,467
Total operating expenses	569,894	444,467

Income from operations	1,558,879	2,049,772

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	(432,178)	(1,439,326)
Change in fair value of derivative financial instrument - warrants	(306,279)	(762,643)
Interest income	3,730	1,994
Interest expenses	-	(2,531)
Other expenses	(143)	-
Total non-operating income (expenses)	(734,870)	(2,202,506)

Income(Loss) before income taxes	824,009	(152,734)
Income taxes	495,450	559,689
Net income(loss)	328,559	(712,423)

Dividend on preferred stock	(71,938)	(33,202)
Net income(loss) attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$256,621	$(745,625)

Other comprehensive income
Net income	$328,559	$(712,423)
Foreign currency translation	180,058	55,373
Total comprehensive income	$508,617	$(657,050)

Earnings per share
- Basic	$0.01	$(0.04)
- Diluted	$0.01	$(0.04)
Weighted average common stock outstanding
- Basic	21,254,377	20,580,542
- Diluted	25,529,080	22,527,907

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2012	2011 Restated

Cash flows from operating activities
Net income(loss)	$328,559	$(712,423)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative financial instrument - preferred stock	432,178	1,439,326
Change in fair value of derivative financial instrument- warrants	306,279	762,643
Stock based compensation	105,000	-
Advisory fee	-	192,466
Depreciation	911,076	621,998
Amortization	9,535	9,112
Deferred tax assets	(1,481)	(55,532)
Changes in operating assets and liabilities:
Prepayment	-	(73,592)
Rental deposit	-	(23,398)
Inventory	97,757	6,642
Accounts payable	47,556	37,676
Deferred revenue	(39,832)	351,300
Payroll and payroll related liabilities	38,833	9,840
Income and other taxes payable	(283,416)	188,166
Accrued expenses and penalties payable	186,610	201,752
Amount due to a shareholder	101,281	928,585
Net cash provided by operating activities	2,239,937	3,884,561

Cash flows from investing activities
Receipt of loan receivable due to termination of an investment agreement	-	2,428,142
Assets acquisition of cafes	-	(590,787)
Net cash provided by investing activities	-	1,837,355

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	-	5,675,614
Net cash flows provided by financing activities:	-	5,675,614

Effect of foreign currency translation on cash	119,123	3,556

Net increase in cash	2,359,060	11,401,086
Cash - beginning of period	19,629,680	3,836,824
Cash - end of period	$21,988,739	$15,237,910

Cash paid during the period for:
Interest paid	$-	$2,531
Income taxes paid	$600,199	$484,648

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:
Summary of Assets Acquired from Acquisitions:
Net property and equipment	-	503,492
Other current assets	-	15,792
Intangible assets	-	209,582
Net assets acquired	-	728,866

Transfer of equipment deposits paid in property and equipment	$-	$1,224,660
Dividend payable on preferred stock	71,938	33,202
Registration penalties	$192,356	-
Advisory fee	$-	$192,466

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNT CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

1.	Organization, Recapitalization and Nature of Business

China Internet Cafe Holdings Group, Inc. (“China Internet Cafe”)

China Internet Cafe Holdings Group, Inc. (formerly known as China Unitech Group, Inc.) (“the Company”, “we”, “us”, “our” or “China Internet Cafe”) was incorporated in the State of Nevada on March 14, 2006. The Company was a development company from incorporation to June 30, 2010. On July 2, 2010, the Company successfully closed a share exchange transaction with the shareholders of Classic Bond Development Limited, a British Virgin Islands corporation (“Classic Bond”). The Company will operate through its variable interest entities in China to execute the current business plan of those affiliates which involves the operation of a chain of China-based internet cafes.

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

In 2005, Junlong obtained licenses to operate internet cafe chains from the Ministry of Culture, and opened their first internet cafe in April, 2006. We continued to open a total of 7 internet cafes in 2006, 5 internet cafes in 2007, 11 internet cafes in 2008, 5 internet cafes in 2009, 16 internet cafes in 2010 and 15 internet cafes in 2011. In total, we own 59 internet cafes within Shenzhen of China.

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

It is management's opinion that the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012 (the “Annual Report”).

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

Internet cafe members’ purchase prepaid IC cards which include stored value that will be deducted based on time usage of computer at the internet cafe. Revenues derived from the prepaid IC cards at the internet cafe are recognized when services are provided. This is based upon the usage of computer time at the internet cafe. Outstanding customer balances in the IC cards are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrement to customer balances. There is no expiration date for IC cards.

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the three months ended March 31, 2012 and 2011, the commission income was $71,963 and $51,740, respectively, less than 1% of total revenue.

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

(h)	Inventory

Inventory represents the IC cards we purchase from IC card manufacturers. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

(i)	Fair Value of Financial Instruments

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

(j)	Stock-Based Compensation

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

(k)	Equipment deposits

The Company prepaid the equipment deposits to the computer suppliers for purchase of computer and equipment for new internet cafes.

(l)	Property and equipment

Property and equipment, comprising computer equipment and hardware, leasehold improvement, office furniture and vehicles and are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Estimated Useful Lives
Leasehold improvement	5 years

Cafe computer equipment and hardware	5 years

Cafe furniture and fixtures	5 years

Office furniture, fixtures and equipment	5 years

Motor vehicles	5 years

Leasehold improvements mainly result from decoration expenses. All of our lease contracts state lease terms of 5 years and leasehold improvements are amortized over 5 years, which represents the shorter of useful life and lease term.

(m)	Intangible Assets

Our intangible assets consist of definite-lived assets subject to amortization such as Business License and Customer Lists. The useful lives of the Business License are 9 to 15 years and we amortize the customer lists by 5 years. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the useful lives of the related intangible assets.

Development cost of internal-use software is insignificant and has been recorded as expense in the period such cost occurs.

(n)	Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $2,057,586 and $2,084,086 as of March 31, 2012 and December 31, 2011, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended March 31, 2012.

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

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future differences between the tax basis of assets and liabilities and the financial reporting amounts at each quarter-end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	March 31,	December 31,
	2012	2011
Current assets and Long term rental deposit	$23,558,288	$21,256,846
Property, plant and equipment	12,174,366	13,000,745
Intangible assets	152,594	161,083
Total assets	35,885,248	34,418,674
Total liabilities	(10,900,195)	(11,064,894)
Net assets	$24,985,053	$23,353,780

(r)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows (source: www.onanda.com):

	March 31, 2012	March 31, 2011
Quarter ended RMB : USD exchange rate (closing buying rate)	6.3122	6.5701
Three months average RMB : USD exchange rate (average ask rate)	6.2976	6.5894

	December 31, 2011
Year ended RMB : USD exchange rate (closing buying rate)	6.3523
Average yearly RMB : USD exchange rate (average ask rate)	6.4544

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

There is a dilution factor related to dividend on preferred stock occurred during the year. See related details in note 16.

(u)	Statutory surplus reserves(Appropriated retained earnings)

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

As of March 31, 2012, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation requirement.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(v)	Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is a new accounting guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. The Company adoption of this guide did not have material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is a new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning January 1, 2012. The adoption of ASU 2011-05 did not have material impact on the Company's consolidated financial statements.

ASU 2011-05 was modified by the issuance of ASU 2011-12 - Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 in December 2011, which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The adoption of ASU 2011-12 did not have any material impact on the Company’s consolidated financial statements.

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

3. Equipment Deposit

Equipment deposit consists of:

March 31,	December 31,
2012	2011

$1,001,052	$994,732

As of March 31, 2012 and December 31, 2011, equipment deposit $1,001,052 (RMB 6,318,839) and $994,732 (RMB 6,318,839) for purchase computers for three new internet cafes. One internet cafe will be opened in June 2012 and another two internet cafes will be opened in the third quarter..

4. Inventory

Inventory consists of:

	March 31,	December 31,
	2012	2011

Purchased IC cards	$116,426	$212,607

There was no allowance made for obsolete or slow moving inventory as of March 31, 2012 and December 31, 2011.

5. Income and Other Taxes Payable

Income and other tax payables consist of the following:

	March 31,	December 31,
	2012	2011

Business tax payable	$459,268	$605,274
Income tax	483,076	582,406
Withhold individual income tax payable	2,968	1,300
Other tax payable	96,498	127,229
Total	$1,041,810	$1,316,209

6. Amount Due To a Shareholder (Related party loan)

	March 31,	December 31,
	2012	2011

Mr. Guo Di Shan, a shareholder of the Company	$2,245,464	$2,135,218

The amount due to Mr. Guo Di Shan is unsecured with no stated interest and payable on demand.

7. Income Tax

The Company's subsidiary incorporated in PRC is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws. Junlong was charged a tax rate of 24% of its taxable income in 2011 and 25% in 2012. As approved by the relevant tax authority in the PRC, Junlong's income tax rates will be 25% for 2012 and thereafter.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
DTA:
Deferred assets - accrued expenses	71,323	69,405
Deferred assets - NOL of US shell company	262,803	-
Total Deferred assets	334,126	69,405
DTL:		-
US shell company	-	(26,645)
Total Gross DTA (DTL)	334,126	42,759
Valuation allowance	(262,803)	26,645
Net WW deferred assets(laities)	71,323	69,405

The Company applied the provisions of ASC 740.10.50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company classified all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2012 and through the financial statements issue date, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. Our policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended March 31, 2012 and 2011, respectively.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 3 years.

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% and 24% to income before income taxes for the three months ended March 31, 2012 and 2011 for the followings reasons:

	2012	2011

Income before income taxes	$824,009	$(152,734)

Computed “expected” income tax expense at 25% and 24% in 2012 and 2011	$206,002	$-
Tax effect of net taxable timing differences	71,323	55,695
Effect of cumulative tax (gains)/losses	218,125	503,994
	$495,450	$559,689

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the three months ended March 31, 2012 and 2011.

8. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments with respect to its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $3,452 and $2,826 for the three months ended March 31, 2012 and 2011, respectively.

9. Stockholders’ Equity

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

As of March 31, 2012 and December 31, 2011, there are 21,254,377 shares of Common Stock issued and outstanding respectively.

Series A Preferred Stock

On February 16, 2011, the Company filed with the Secretary of State of Nevada a Certificate of Designation, Preferences and Rights for the 5% Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”), as an amendment to its Articles of Incorporation.

For each outstanding share of Series A Preferred Stock, dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of March, June, September, and December of each year, commencing September 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance.

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

As of March 31, 2012 and December 31, 2011, there were 4,274,703 shares of Series A Preferred Stock outstanding, which were issued on February 22, 2011.

10. Sale of Common Stock, Series A Preferred Stock and Warrants

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At March 31, 2012, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

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

At March 31, 2012, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $318,324, $117,451 and $579,882, respectively, using a binomial model, based on the quoted market price of $0.40, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.18% to 0.32% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 155% to 175%. The aggregate change in the fair value of the derivative liabilities between December 31, 2011 and March 31, 2012 of $738,457 has been debited to income.

Accounting for Series A Preferred Stock

$3,682,473 of the proceeds received was allocated to the carrying value of the Series A Preferred Stock host contract. The 4,274,703 shares of Series A Preferred Stock have a liquidation value of $5,770,849. Because the Series A Preferred Stock has conditions for its redemption that are outside our control, it is classified outside of Stockholders’ Equity, in the mezzanine section of our balance sheet, in accordance with ASC 480-10-S99-3A. Because the Series A Preferred Stock is not currently redeemable and the Company currently believes that it is not probable that it will become redeemable, no adjustment of the carrying value of the Series A Preferred Stock has been recognized. If it becomes probable that the Series A Preferred Stock will be redeemed, it will be adjusted to its redemption value.

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

The Company also agreed to place in escrow for issuance to the affiliate a total of 400,000 shares of Common Stock, with 200,000 shares to be released following the completion of a Transaction, 100,000 shares to be released six months after the completion of a Transaction and 100,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $1.00 per share (based on the quoted market price), resulting in compensation expense for the services rendered and to be rendered of $400,000. The expense related to the services provided and to be provided was recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expired. During the year ended December 31, 2011, the expense has been fully recognized.

In addition to the above fees, the Company issued 50,000 shares to its legal counsel, in consideration for their introducing the Company to the placement agent. The cost of these shares, which were valued at $1.00 per share (determined as described above) were expensed during the year ended December 31, 2011.

Consulting services and compensation

On January 1, 2012, the Company issued 300,000 common stock options exercisable at $0.64 per share vesting on January 1, 2012 to Potomac Investments, LLC for its service rendered. The options are exercisable until November 15, 2014. The company records the expense of the stock options over the related vesting period. The options were valued using the Binomial Model at the date of grant. The total fair market value at grant date is $108,000 based on the following assumptions: dividend yield: 0%; volatility: 164.33%, risk free rate: 0.36%, expected term: 3 years. All options remain outstanding at March 31, 2012.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended March 31, 2012:

	Preferred – Embedded Derivative	Warrants	Total
Beginning balance, December 31, 2010	$-	$-	$-
Issued – February 22, 2011	1,604,794	912,786	2,517,580
Fair value adjustments	(1,457,090)	(783,290)	(2,240,380)
Ending balance, December 31, 2011	$147,704	$129,496	$277,200
Fair value adjustments	432,178	306,279	738,457
Ending balance, March 31, 2012	$579,882	$435,775	$1,015,657

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

11.	Commitments and Contingencies

Operating Leases

In the normal course of business, the Company leases office space and internet cafes under operating lease agreements, which expire through 2017. The Company rents internet cafes venues and office space, primarily for regional sales administration offices that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised in the Company's discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

As of March 31, 2012, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2012	$1,707,086
2013	1,895,786
2014	1,365,516
2015	1,271,876
2016	415,396
2017	11,592
$7,186,519

During the three months ended March 31, 2012 and 2011, rent expenses amounted to $556,099 and $423,588, respectively, of which $523,410 and $389,144 were recorded as cost of sales, respectively.

12.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the three months ended March 31, 2012 and 2011.

At March 31, 2012 and December 2011, there was one supplier of consignment snacks and drinks in the amount of $148,564 and $100,480, respectively, which accounted for 100% and 100% of the Company’s accounts payable.

13.	Operating Risk and Uncertainties

Foreign currency risk

Most of the transactions of the Company were settled in RMB. In the opinion of the directors, the Company does not have significant foreign currency risk exposure.

Company’s operations are substantially in a foreign country

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

14.	Earnings per Share

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

	For The Three Months Ended March 31,
	2012	2011
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$328,559	$(712,423)
Dividend on preferred stock	(71,938)	(33,202)
Net income used in computing basic earnings per share	$256,621	$(745,625)

Basic weighted average shares outstanding	21,254,377	20,580,542
Basic earnings per share	$0.01	$(0.04)

	For The Three Months Ended March 31,
	2012	2011
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$256,621	$(745,625)
Dividend on preferred stock	71,938	33,202
Net income used in computing diluted earnings per share	$328,559	$(712,423)

Weighted average outstanding shares of common stock	21,254,377	20,580,542
Weighted average preferred stock	4,274,703	1,947,365
Diluted weighted average shares outstanding	25,529,080	22,527,907
Diluted earnings per share	$0.01	$(0.04)

Potential common shares outstanding as of March 31:
Series A preferred stock	4,274,703	4,274,703
Warrants	2,498,326	2,498,326
	6,773,029	6,773,029

During the three months ended March 31, 2012 and 2011, the average market price of the common stock during the period was less than the exercise price of the Warrants. Accordingly, the Warrants were anti-dilutive and have not been included in the calculation of diluted earnings per share.

15.	Segment Information

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

16.	Subsequent Event

As of March 31, 2012, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

17.	Restatement of previously issued unaudited quarterly financial information (unaudited)

The unaudited quarterly financial statements for the three months ended March 31, 2011 have been restated to correct the errors in the valuation of derivative instruments. The quoted market prices to value the derivatives were used to replace an enterprise value approach even though the limited trading of the Company’s stock.

The effect of restatements to correct the errors referred impact on the quarterly consolidated balance sheets as of March 31, 2011, the consolidated statement of income and comprehensive income and the consolidated statement of cash flows for the three months ended March 31, 2011 are presented below.

The following restatements impact the quarterly financial statements:

●	Decreased advisory fees expenses $223,260 and derivative financial instruments – day one loss approximately $1.12 million.
●	Increased loss of derivative financial instrument in preferred stock and warrants approximately $1.53 million and $0.82 million, respectively
●	Increased net loss of approximately $1.0 million
●	Basic and diluted earnings per shares decreased from earning $0.01 per share to loss $0..04 per share
●	Fair market value of financial instruments in preferred stock and warrants decreased approximately $2.26 million and $1.20 million, respectively
●	Additional paid in capital decreased approximately $0.48 million and retained earnings decreased approximately $1.01 million
●	Preferred stock increased approximately $3.68 million from $-0-

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2011	2011
	As restated	As previously reported	Changes

ASSETS
Current assets:
Cash	$15,237,910	$15,237,910	$-
Restricted cash	951,278	951,278	-
Rental deposit	27,534	27,534	-
Prepayment	73,808	73,808	-
Inventory	175,066	175,066	-
Deferred advisory fee	257,534	556,274	(298,740)
Deferred tax assets	55,695	55,695	-
Total current assets	16,778,825	17,077,565	(298,740)
			-
Property, plant and equipment, net	8,169,399	8,169,399	-
Intangible assets, net	183,160	183,160	-
Rental deposit-long term portion	288,780	288,780	-
Total assets	$25,420,164	$25,718,904	$(298,740)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term loan	$152,204	$152,204	$-
Accounts payable	105,742	105,742	-
Deferred revenue	935,833	935,833	-
Payroll and payroll related liabilities	210,684	210,684	-
Income and other taxes payable	1,182,176	1,182,175	-
Accrued expenses	306,455	306,455	-
Amount due to a shareholder	1,397,776	1,397,776	-
Dividend payable on preferred stock	33,202	33,202	-
Derivative financial instrument - preferred stock	3,044,120	5,304,176	(2,260,056)
Derivative financial instrument - warrants	1,675,429	2,871,523	(1,196,094)
Total current liabilities	9,043,621	12,499,770	(3,456,149)

Commitments and contingencies

Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 shares issued and outstanding as of March 31, 2011; preference in liquidation - $5,770,849 )	3,682,473	-	3,682,473

Stockholders' Equity
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,124,967 and 20,200,000 shares issued and outstanding as of March 31, 2011)	211	211	-
Additional paid in capital	1,553,969	1,069,050	484,919
Statutory surplus reserves	718,744	718,744	-
Retained earnings	9,753,829	10,763,812	(1,009,983)
Accumulated other comprehensive income	667,317	667,317	-
Total stockholders’ equity	12,694,070	13,219,134	(525,064)
			-
Total liabilities and stockholders’ equity	$25,420,164	$25,718,904	$(298,740)

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	For The Three Months Ended
	March 31, 2011
	As restated	As previously reported	Changes

Revenue	$6,489,581	$6,489,581	$-
Cost of revenue	3,995,342	3,995,342	-
Gross profit	2,494,239	2,494,239	-

Operating Expenses
General and administrative expenses	444,467	667,727	(223,260)
Total operating expenses	444,467	667,727	(223,260)

Income from operations	2,049,772	1,826,512	223,260

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-	(1,120,072)	1,120,072
Change in fair value of derivative financial instrument - preferred stock	(1,439,326)	94,307	(1,533,633)
Change in fair value of derivative financial instrument - warrants	(762,643)	57,039	(819,682)
Interest expenses	(2,531)	(2,531)	-
Other income	1,994	1,994	-
Total other income (expenses)	(2,202,506)	(969,263)	(1,233,243)
			-
Net income before income taxes	(152,734)	857,249	(1,009,983)
Income taxes	559,689	559,689	-
			-
Net income attributable to China Internet Cafe Holdings Group, Inc.	(712,423)	$297,560	$(1,009,983)
			-
Dvidend on preferred stock	(33,202)	(33,202)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. Common Stockholders	(745,625)	264,358	(1,009,983)
			-
Other comprehensive income			-
Net income	$(712,423)	$297,560	$(1,009,983)
Foreign currency translation	55,373	55,373	-
Net Comprehensive income	$(657,050)	$352,933	$(1,009,983)

Earnings per share
- Basic	$(0.04)	$0.01	$(0.05)
- Diluted	$(0.04)	$0.01	$(0.05)

Weighted average common stock outstanding
- Basic	20,580,542	20,580,542	-
- Diluted	22,527,907	20,580,542	1,947,365

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For The Three Months Ended
	March 31
	2011	2011
	As restated	As previously reported	Changes

Cash flows from operating activities
Net income	$(712,423)	$297,560	(1,009,983)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative financial instruments - day-one loss	-	1,120,072	(1,120,072)
Change in fair value of derivative financial instrument - preferred stock	1,439,326	(94,307)	1,533,633
Change in fair value of derivative financial instrument - warrants	762,643	(57,039)	819,682
Advisory fee	192,466	415,726	(223,260)
Depreciation	621,998	621,998	-
Amortization	9,112	9,112	-
Deferred tax assets	(55,532)	(55,532)	-

Changes in operating assets and liabilities:

Prepayment	(73,592)	(73,592)	-
Rental deposit	(23,398)	(23,398)	-
Inventory	6,642	6,642	-
Accounts payable	37,676	37,676	-
Deferred revenue	351,300	351,300	-
Payroll and payroll related liabilities	9,840	9,840	-
Income and other taxes payable	188,166	188,166	-
Accrued expenses	201,752	201,752	-
Amount due to a shareholder	928,585	928,585	-
Net cash provided by (used in) operating activities	3,884,561	3,884,561	-

Cash flows from investing activities
Acquisition of property, plant and equipment	(590,787)	(590,787)	-
Receipt of loan receivable due to termination of an investment agreement	2,428,142	2,428,142	-
Net cash used in investing activities	1,837,355	1,837,355	-

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	5,675,614	-
Net cash flows provided by financing activities:	5,675,614	5,675,614	-

Effect of foreign currency translation on cash	3,556	3,556	-

Net increase in cash	11,401,086	11,401,086	-
Cash - beginning of period	3,836,824	3,836,824	-
Cash - end of period	$15,237,910	$15,237,910	-

Cash paid during the period for:
Interest paid	$2,531	$2,531	-
Income taxes paid	$484,648	$484,648	-
			-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Transfer of equipment deposits paid in property and equipment	$1,224,660	$1,224,660	-
Dividend payable on preferred stock	$33,202	$33,202	-
Advisory fee	$192,466	$415,726	(223,260)

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), we operate in our belief the largest Internet Café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 59 internet cafes in high traffic areas. Our focus is providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically adult students and migrant workers, at reasonable prices. Although our cafes do sell snacks, drinks, and game access cards, more than 95% of our revenue comes directly from selling internet access time to our computers.

During the quarter ended March 31, 2012, we focused on integrating our existing cafes and establishing new cafes in Shenzhen. We expect our future growth to be driven by a number of factors and trends including:

1.	Our ability to expand our client base through promotion of our services
2.	Our ability to integrate cafes we acquired in the previous years
3.	Our ability to identify and integrate joint venture target companies in the coming years

For the quarter ended March 31, 2012, our revenue was approximately $7,134,200 and our net profit was approximately $328,600, representing an increase of 10% and 146%, respectively, from the revenue of approximately $6,489,600 and net loss of approximately $712,400 for the quarter ended March 31, 2011. As of March 31, 2012, we had 634 employees.

The below discussion of our performance is based upon the unaudited financial statements of China Internet Café Holdings Group, Inc. for the quarter ended March 31, 2012 and 2011, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income. As the Shenzhen municipal government increased the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected by increased home computer and home game console ownership. However, the home computer and game console penetration rate is relatively low in the PRC as compared to that of the United States and Europe. In addition, young people in the PRC prefer internet cafes to home computers since it is a social place for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continuous revenue growth.

•	Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements of a national internet chain license, the Company's primary objective is to acquire and open at least 20 internet cafes in two provinces other than Guangdong province. The Company has conducted research in the south western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan and is targeting these areas for acquisition purposes. The Company believes a national license is imperative for the development of a national market.

Recent Developments and Reorganizations

On July 2, 2010, we completed a reverse acquisition transaction (“Reverse Acquisition”) through a share exchange with Classic Bond Development Limited, a BVI company, (“Classic Bond”) and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Classic Bond, in exchange for 19,000,000 shares of our common stock, $0.00001 par value (the “Common Stock”), which constituted 94% of our issued and outstanding shares on a fully-diluted basis as of and immediately after the consummation of the Reverse Acquisition. As a result of the Reverse Acquisition, Classic Bond became our wholly-owned subsidiary and the former shareholders of Classic Bond became our controlling stockholders.

Upon the closing of the Reverse Acquisition, Xuezheng Yuan, our sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held with immediate effect and from his position as our sole director, effective August 13, 2010. Also upon the closing of the Reverse Acquisition, our Board of Directors increased its size from one to five members and Dishan Guo, Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang were appointed to fill the vacancies created by the resignation of Xuezheng Yuan. Mr. Dishan Guo's appointment became effective upon closing of the Reverse Acquisition, while the remaining appointments became effective on August 13, 2010. In addition, upon the closing of the Reverse Acquisition, our executive officers were replaced by the Classic Bond executive officers as discussed below.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue:

	For The Three Months Ended
	March 31,
	2012		2011 Restated
		As percentage		As percentage	Amount change	% change
Revenue	$7,134,204	100%	$6,489,581	100%	644,623	10%
Cost of revenue	5,005,431	70%	3,995,342	62%	1,010,089	25%
Gross profit	2,128,773	30%	2,494,239	38%	(365,466)	-15%

Operating Expenses
General and administrative expenses	569,894	8%	444,467	7%	125,427	28%
Total operating expenses	569,894	8%	444,467	7%	125,427	28%

Income from operations	1,558,879	22%	2,049,772	32%	(490,893)	-24%

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	(432,178)	-6%	(1,439,326)	-	1,007,148	-70%
Change in fair value of derivative financial instrument - warrants	(306,279)	-4%	(762,643)	-	456,364	-60%
Interest income	3,730	0%	1,994	0%	1,736	87%
Interest expenses	-		(2,531)	0%	2,531	-100%
Other expenses	(143)	0%	-		(143)	100%
Total non-operating income (expenses)	(734,870)	-10%	(2,202,506)	-34%	1,467,636	-67%

Net income(loss) before income taxes	824,009	12%	(152,734)	-2%	976,743	640%
Income taxes	495,450	7%	559,689	9%	(64,239)	-11%
Net income(loss) attributable to China Internet Cafe Holdings Group, Inc.	328,559	5%	(712,423)	-11%	1,040,982	146%

Dividend on preferred stock	(71,938)	-1%	(33,202)	-	(71,938)	217%
Net income(loss) attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$256,621	4%	$(745,625)	-11%	1,002,246	-134%

Other comprehensive income
Net income(loss)	$328,559	5%	(712,423)	-11%	1,040,982	-146%
Foreign currency translation	180,058	3%	55,373	1%	124,685	225%
Net Comprehensive income(loss)	$508,617	7%	$(657,050)	-10%	1,165,667	-177%

Comparison of Fiscal Quarter Ended March 31, 2012 and 2011

Revenue. Our revenue is primarily generated from sales of prepaid IC cards which include stored value that will be deducted based on time usage of computers at the internet cafe. Sales revenue increased approximately $0.64 million, or 10%, from $6.49 million for the quarter ended March 31, 2011 to $7.13 million for the quarter ended March 31, 2012. The increase in revenue was mainly contributed by the 15 new internet cafes opened in 2011. We continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition in other cities and provinces.

Cost of Revenue. Our cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, business tax and surcharge. Our cost of sales increased by approximately $1.01 million, or 25%, to approximately $5.01 million for the quarter ended March 31, 2012 from approximately $4.00 million for the same period in 2011. The increase was mainly attributable to the 15 new internet cafes opened in 2011 with increase in depreciation, amortization, salary, rent, utility cost and taxes in the quarter ended March 31, 2012 as compared to the same period in 2011. In addition, our average employees’ salary and benefit contributed to the increase because the Shenzhen municipal government increased the minimum wage. We expect this trend of cost increase to continue in 2012 as we continue to expand our revenue base.

Gross Profit. Gross profit is the difference between sales revenue and cost of revenue. Our gross profit decreased by approximately $0.37 million, or 15%, to approximately $2.13 million for the quarter ended March 31, 2012 from approximately $2.49 million for the same period in 2011. Gross profit as a percentage of sales was 30% for the quarter ended March 31, 2012, as compared to 38% for the same period in 2011. The decrease in our gross profit margin was mainly attributable to the increase in salary, depreciation and other costs as compared to the same period in 2011, as well as the decrease in revenue from some cafes due to the lay-off of migrant workers caused by manufacturing factories’ relocation to other provinces in January 2012. Our management will relocate those cafes and expects gross profit margin to remain relatively stable in the next two quarters as cost drivers increase in proportion to the revenue growth.

Operating Expenses. Our administrative expenses mainly consist of fees paid to legal counsel, auditor, and consultants. Our administrative expenses increased by approximately $0.13 million, or 28%, to approximately $0.57 million for the quarter ended March 31, 2012 from approximately $0.44 million for the same period in 2011. The increase was mainly attributable to a stock option expense of $0.11 million as we granted stock options to Potomac Investment LLC in consideration of their service rendered in 2011. We expect that our operating expenses will remain relatively unchanged in the future.

Non-operating Income/Expenses. Our other expenses decreased by approximately $1.47 million from approximately $2.20 million non-operating expense, to $0.73 million non-operating income for the quarter ended March 31, 2012 compared to the same period in 2011. The decrease was primarily due to the lower unrealized loss of our derivative instruments in the quarter ended March 31, 2012 than the same period of 2011.

Income before Income Taxes. Income before income taxes increased by approximately $0.98 million, or 640%, to $0.82 million for the quarter year ended March 31, 2012 from loss of approximately $0.15 million for the same period in 2011. The increase in income before income tax was mainly attributable to the increase in revenues as a result of our business expansion in 2011 and lower unrealized loss of our derivative instruments in the quarter ended March 31, 2012 compared to the same period of 2011.

Income Taxes. Our income taxes decreased by approximately $0.06 million during the quarter ended March 31, 2012 to approximately $0.50 million from approximately $0.56 million during the same period in 2011. The primary reason for the decrease in income taxes was the decrease in income from operations in the quarter ended March 31, 2012 compared to the same period of 2011.

Net Income. Our net income increased by approximately $1.04 million, or 146%, to approximately $0.33 million for the quarter ended March 31, 2012 from net loss of approximately $0.71 million during the same period in 2011 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in the future.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of approximately $21.99 million. The following table provides detailed information about our net cash flow for each financial statement period presented in this report:

Cash Flow

	Three Months Ended
	March 31,
	2012	2011
Net cash provided by operating activities	$2,239,937	$3,884,561
Net cash provided by investing activities	-	1,837,355
Net cash provided by financing activities	-	5,675,614
Effect of foreign currency translation on cash and cash equivalents	119,123	3,556
Net cash flows	2,359,060	11,401,086

Operating Activities

Net cash provided by operating activities was approximately $2.24 million for the quarter ended March 31, 2012, as compared to $3.88 million of net cash provided by operating activities for the same period in 2011. The change was mainly attributable to (1) an increase in depreciation expense of $0.91 million generated from computers and leasehold improvements; (2) a decrease in tax payable of $0.28 million generated from increased net income; (3) an increase in accrued expenses of $0.18 million generated from a registration penalty of $0.19 million; and (4) an increase in an unsecured loan due to a director of $0.1 million for paying related expenses in the US.

Investing Activities

Net cash used in investing activities was $0 for the quarter ended March 31, 2012, as compared to net cash used in investing activities $1.84 million of the same period in 2011. In the quarter ended March 31, 2012, we did not open any new cafes and thus no new computers or leasehold improvements were purchased.

Financing Activities

Net cash provided by financing activities was $0 for the quarter ended March 31, 2012, as compared to $5.68 million for the same period in 2011. The change was primarily due to the securities offering conducted in February 2011.

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

Estimated Useful Lives
Leasehold improvement	5 years
Café computer equipment and hardware	5 years
Café furniture and fixtures	5 years
Office furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Leasehold improvements mainly result from decoration expenses. All of our lease contracts state that lease terms are for 5 years and leasehold improvements are amortized over 5 years, which represents the shorter of useful life and lease term.

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The outstanding customer balances were $2,057,586 and $2,084,086 as at March 31, 2012 and December 31, 2011, respectively, and were included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the quarter ended March 31, 2012.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2012	March 31, 2011
Quarter ended RMB : USD exchange rate (closing buying rate)	6.3122	6.5701
Three months average RMB : USD exchange rate (average ask rate)	6.2976	6.5894

December 31, 2011
Year ended RMB : USD exchange rate (closing buying rate)	6.3523
Average yearly RMB : USD exchange rate (average ask rate)	6.4544

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Recently Issued Accounting Pronouncements

Accounting Standards Codification

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is a new accounting guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. The Company adoption of this guide did not have material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is a new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning January 1, 2012. The adoption of ASU 2011-05 did not have material impact on the Company's consolidated financial statements.

ASU 2011-05 was modified by the issuance of ASU 2011-12 - Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 in December 2011, which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The adoption of ASU 2011-12 did not have any material impact on the Company’s consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) for the quarter ended March 31, 2012. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended March 31, 2012 as a result of the material weaknesses identified in our internal control over financial reporting.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management for the quarter ended March 31, 2012, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective for the quarter ended March 31, 2012.

2012 Planned Remediation

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2012, China Internet Café Holdings Group, Inc. (the “Company”) issued an aggregate of 53,287 shares of unregistered common stock to holders of its Series A Convertible Preferred Stock (“Preferred Stock”). .

The Preferred Stock was issued in a private placement (“the Private Placement”) on February 22, 2011. Pursuant to the Certificate of Designation, Preferences and Rights for the Preferred Stock, the Company must pay a quarterly dividend at an annual rate of 5% for each outstanding share of Preferred Stock either in cash or by issuing to the holders of Preferred Stock such number of additional shares of Common Stock which when multiplied by $1.35, would equal the amount of such quarterly dividend not paid in cash. The board of directors of the Company has decided to pay the dividends by issuing restricted Common Stock to the holders of Preferred Stock.

On January 1, 2012, the Company entered into an Option Agreement (the “Option Agreement”) with Potomac Investments, LLC (“Potomac”), granting Potomac a stock option (the “Option”) to purchase 300,000 shares of Common Stock from the Company at an exercise price of $0.64 per share. According to the Option Agreement, the Option is exercisable on the execution date of the Option Agreement, and shall expire and terminate on November 15, 2014.

The said Option is granted in consideration of consulting services rendered by Potomac to the Company pursuant to a consulting agreement dated November 22, 2010, by and between the Company and Potomac.

The sales of the unregistered securities were made in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D or Regulation S promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

2.1(1)	Form of Share Exchange Agreement, dated July 2, 2010, among the Company, Classic Bond Development Limited and its shareholders.

3.1(2)	Articles of Incorporation of the Company

3.2(2)	Bylaws of the Company

3.3(3)	Amended and Restated Bylaws, adopted on July 30, 2010

3.4(6)	Certificate of Designations Preferences and Rights of the 5% Series A Convertible Preferred Stock of China Internet Café Holdings Group, Inc.

4.1(1)	Form of Cancellation Agreement, dated July 2, 2010, among the Company and certain shareholders.

4.2(2)	Specimen Stock Certificate

10.1(1)	Management Consulting Service Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.2(1)	Equity Pledge Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.3(1)	Option Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.4(1)	Proxy Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.5(1)	English Translation of Employment Agreement, dated April 1, 2009, between Junlong and Tu Fan.

10.6(1)	English Translation of Form of Non-disclosure and Non-competition Agreement, dated March 11, 2010, between Junlong and its employees.

10.7(1)	English Summary of Loan Agreement, dated October 23, 2009, between Junlong and Shenzhen Branch of China Construction Bank.

10.8(1)	English Summary of Guaranty Contract of Maximum Amount, dated October 23, 2009, between Dishan Guo and Shenzhen Branch of China Construction Bank.

10.9(1)	English Summary of Purchase Agreement, dated June 7, 2010, between Junlong and Shenzhen SEG Industrial Investment Co., Ltd.

10.10(1)	English Summary of Lease Contract, dated September 1, 2006, between Junlong and Zou Zhiwei.

10.11(1)	English Summary of Lease Contract, dated December 15, 2009, between Junlong and Hao Changsheng

10.12(5)	Lease contract re: No. 1 Xinxin Garden, Fangjicun, Xudong Road, Wuchang, Wuhan, Hubei Province, China 430062 between the Company and Xuezheng Yuan.

10.13(6)	Securities Purchase Agreement, dated February 22, 2011, by and among China Internet Café Holdings Group, Inc. and Investors identified therein

10.14(6)	Registration Rights Agreement, dated February 22, 2011

10.15(6)	Securities Escrow Agreement, dated February 22, 2011

10.16(6)	Lock-up Agreement, dated February 22, 2011

10.17(6)	Form of Series A Warrant

10.18(6)	Form of Series B Warrant

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(7)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (8)	XBRL Instance Document

101.SCH(8)	XBRL Taxonomy Extension Schema Document

101.PRE(8)	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL(8)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(8)	XBRL Taxonomy Extension Label Linkbase Document

101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase Document

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

(5) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 28, 2010.

(6)Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2011.

(7)The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(8) Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: May 15, 2012
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

