Form 10-K/A
period 2010-12-31
China Internet Cafe Holdings Group, Inc.
filed 2012-06-11
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K/A

(Amendment No. 2)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____________________________________________

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2010 to December 31, 2010

Commission file number: 000-52832

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0500738
State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#1707, Block A, Genzon Times Square
Longcheng Blvd, Centre City, Longgang District
Shenzhen, Guangdong Province, People’s Republic of China	518172
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-755-8989-6008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.00001 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2010 was approximately $18,232,434 (9,116,217 shares of common stock held by non-affiliates) based upon the closing price of $2.00 per share of common stock as quoted by OTC Bulletin Board on March 18, 2011.

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

As of March 4, 2011 there are 21,124,967 shares of common stock, par value $0.00001 issued and outstanding.

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Transition Report on Form 10-K for the transition period from July 1, 2010 to December 31, 2010, filed on March 31, 2011 (the “Original 10-K”) of China Internet Café Holdings Group, Inc. (the “Company”) and amended on August 16, 2011.  Specifically, the amendments include:

•	Revision to Risk Factors, Report of Independent Registered Public Accounting Firm, Note 22 to the Financial Statements, Item 9A. Controls and Procedures.
•	Addition of Note 23 to the Financial Statements.

For convenience, this Amendment sets forth the original filing in its entirety, as amended where necessary to reflect the aforementioned amendments. This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 31, 2011. The Original 10-K has not been amended or updated to reflect events occurring after March 31, 2011, except as specifically set forth in this Amendment.

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

China Internet Café Holdings Group, Inc.
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

Relevant PRC statutory laws and regulation permit payments of dividends by the Company’s subsidiaries in the PRC only out of their accumulated profits, if any, as determined in accordance with the PRC accounting standards and regulations.

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

As of December 31, 2010 and 2009, $718,744 was appropriated from retained earnings and set aside for the statutory reserve by the Company’s subsidiaries in the PRC.As a result of these PRC laws and regulations, the Company’s subsidiaries in the PRC are restricted in their ability to transfer a portion of their net assets to either in the form of dividends, loans or advances, which consisted of paid-up capital and statutory reserves, amounting to $2,085,966 as of December 31, 2010 and 2009.

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, operating through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), we believe we operate the largest Internet Café chain in Shenzhen, Guangdong, China consisting of 44 locations in high traffic areas.  Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our locations do sell snacks, drinks, and game access cards, more than 95% of our revenue comes directly from selling internet access time to our computers.

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

People’s Republic of China

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AUDITED

The following sets forth certain of the Company’s income statement information for the years ended December 31, 2010 and 2009.

	For The Years ended December 31, 2010		For The Years ended December 31, 2009
	$	As percentage	$	As percentage	Amount Change	% Change

Revenue	$20,460,459	100%	$14,038,931	100%	6,421,528	45.74%
Cost of revenue	11,823,456	58%	8,409,527	60%	3,413,929	40.60%
Depreciation	1,615,096	8%	1,276,415	9%	338,681	26.53%
Salary	1,746,098	9%	830,944	6%	915,154	110.13%
Rent	1,089,910	5%	814,954	6%	274,956	33.74%
Utility	1,541,090	8%	1,367,545	10%	173,545	12.69%
Business tax and surcharge	4,839,276	24%	3,319,554	24%	1,519,722	45.78%
Others	991,986	5%	800,115	6%	191,871	23.98%
Gross profit	8,637,003	42%	5,629,404	40%	3,007,599	53.43%
Operating Expenses	634,739	3%	166,141	1%	468,598	282.05%
Income from operations	8,002,264	39%	5,463,263	39%	2,539,001	46.47%
Interest income	8,265	0%	-	0%	8,265	0
Interest expenses	-9,437	-0.05%	-819	-0.01%	-8,618	1052.26%
Other expenses	-43	0.00%	-5,733	-0.04%	5,690	-99.25%
Reorganizational expenses	435,086	2%	0	0%	435,086	0
Income Before Income Taxes	7,565,963	37%	5,456,711	39%	2,109,252	38.65%
Income taxes	1,819,380	9%	1,068,262	8%	751,118	70.31%
Net income	$5,746,583	28%	$4,388,449	31%	1,358,134	30.95%

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Internet Café Holdings Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Internet Café Holdings Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of  income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. China Internet Café Holdings Group, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 29, 2011, except note 23 as to which the date is July 12, 2011

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

Commitments and contingencies (Note 18)

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

During the year of 2010, the escrow agent of Yiwu city in Zhejiang province returned the restricted cash to the Company because the Company did not proceed with the establishment of the new subsidiary in Yiwu city.

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

However, the Company entered into a termination agreement with Mr. Long Weijun on 13th February 2011 to terminate the trust agreement signed on 25th December 2010. The total proceed of $3.02 million (equivalent to RMB 20 million) is returned to the company on 28th February 2011.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

11.  Short Term Loan

The short term loan due within one year as of December 31, 2010 and December 31, 2009 consist of the following:

			December	December
Bank	Loan Period	Interest rate	31, 2010	31, 2009

China Construction Bank	October 27, 2009 to October 25, 2010	6.372%	$-	$146,259

China Construction Bank	November 15, 2010 to November 14, 2011	6.372%	151,245	-
			$151,245	$146,259

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

15.  Income Tax

The Company’s subsidiary incorporated in PRC is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws.  Junlong was charged a tax rate of 20% of its taxable income in 2009 and 22% in 2010. As approved by relevant tax authority in the PRC, Junlong's income tax rates will be 24% for. 2011 and 25% for 2012 and thereafter.

The Company uses the liability method, where deferred tax assets and liabilities are determined  based on the expected future tax consequences of temporary differences between the carrying amounts of assets and  liabilities for financial and income tax reporting  purposes. Deferred taxes are comprised of the following:

	December 31,	December 31,
	2010	2009
	US$	US$
DTA:
Deferred assets - NOL of US shell company	137,918	-
Total Deferred assets	137,918	-
DTL:		-
Deferred liabilities	-	-
Total Gross DTA (DTL)	137,918	-
Valuation allowance	(137,918)	-
Net WW deferred assets(liabilities)	-	-

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

23.  Additional Information - Condensed Financial Statements of the Company

The Company is required to include the condensed financial statements of the Company in accordance with Regulation S-X promulgated by the United States Securities and Exchange Commission. The separate condensed financial statements of the Company as presented below have been prepared in accordance with Securities and Exchange Commission Regulation S-X Rule 5-04 and Rule 12-04 and present the Company’s investments in its subsidiaries under the equity method of accounting.  Subsidiaries income is included as the Company’s “Share of income from subsidiaries” on the condensed statement of income and comprehensive income.

As of December 31, 2010 and 2009, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

FINANCIAL INFORMATION OF CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Condensed Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Rental deposit	$3,333	$-
Investment in subsidiaries	44,100,984
Total assets	$44,104,317	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$54,401	$-
Amount due to a shareholder	300,000	-
Total current liabilities	354,401	-

Stockholders' Equity
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 0 share issued and outstanding)	-	-
CoCCommon stock ($0.00001 par value, 100,000,000 shares authorized, 20,200,000 and 0 share issued and outstanding as of December 31, 2010 and 2009, respectively)	202	-
Additional paid in capital	38,003,131	-
Retained earnings	5,746,583	-
Total stockholders’ equity	43,749,916	-

Total liabilities and stockholders’ equity	$44,104,317	$-

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

23. Additional Information - Condensed Financial Statements of the Company - Continued

Condensed Statements of Income and Comprehensive Income

	For The Years ended
	December 31
	2010	2009

Investment Income	$-	$-

Operating Expenses
General and administrative expenses	54,401	-
Total operating expenses	54,401	-

Loss from operations	(54,401)	-

Non-operating income (expenses)
Equity in earnings in unconsolidated subsidiaries	6,100,984
Interest income	9,168	-
Other expenses	(3,114)	-
Reorganizational expenses	(306,054)	-
Total non-operating expenses	5,800,984	-

Net income before income taxes	5,746,583	-
Income taxes	-	-
Net income	5,746,583	-

Other comprehensive income
Foreign currency translation adjustment	$400,949	$-
Comprehensive income	$6,147,532	$-

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

23. Additional Information - Condensed Financial Statements of the Company - Continued

Condensed Statements of Cash Flows

	For The Years Ended
	December 31
	2010	2009
Cash flows from operating activities
Net income	$5,746,583	$-

Adjustments to reconcile net income to net cash provided by operating activities
Changes in operating assets and liabilities:
Investment (income)/loss from unconsolidated subsidiaries	(6,100,984)
Rental deposit	3,333	-
Accrued expenses	54,401	-
Amount due to a shareholder	300,000	-
Net cash used in operating activities	3,333	-

Cash flows from financing activities
Capital contribution by shareholder	(3,333)	-
Net cash provided by financing activities	(3,333)	-

Effect of foreign currency translation on cash	-	-

Net increase in cash	-	-

Cash - beginning of year	-	-
Cash - end of year	$-	$-

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of December 31, 2010, our disclosure controls and procedures (“Disclosure Controls”) and internal controls over financial reporting are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified by our management as of December 31, 2010, is described below:

—	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

—	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

—	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

—	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•·	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

—	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Our amended and restated articles of incorporation provide that no director or officer will be personally liable to us or any of our stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of NRS. In addition, our amended and restated articles of incorporation and bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the NRS by providing that:

—	We shall indemnify its directors and officers, or any person serving at our request, to the fullest extent permitted by the NRS.
—	We may at the discretion of the Board of Directors purchase and maintain insurance on behalf of any person who holds or who has held any position identified in the paragraph above against any and all liability incurred by such person in any such position or arising out of his status as such.

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

(3) Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang joined our board of directors on August 7, 2010.

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

—	On June 11, 2010, Zhonghefangda entered into the Management and Consulting Services Agreement with Junlong, pursuant to which Zhonghefangda agreed to provide management and consulting services to the VIE in exchange for service fees up to 100% of the VIE’s aggregate net profits during the term of the agreement.
—	On June 11, 2010, Zhonghefangda entered into the Option Agreement with Junlong and the VIE Shareholders, whereby the VIE and the VIE Shareholders granted Zhonghefangda an exclusive, irrevocable option to purchase all or part of their equity interests in Junlong.

—	On June 11, 2010, Zhonghefangda entered into the Equity Pledge Agreement with Junlong and the VIE Shareholders, whereby the VIE Shareholders have pledged their entire equity interest in the VIE to Zhonghefangda. The equity interests are pledged as collateral to secure the respective obligations of the VIE and the VIE Shareholders under the Management and Consulting Services Agreement, the Option Agreement and the Voting Rights Proxy Agreement.
—	On June 11, 2010, Zhonghefangda entered into the Voting Rights Proxy Agreement with the VIE and the VIE Shareholders. The agreement requires the VIE Shareholders to grant and entrust Zhonghefangda with all of the voting rights as shareholders of the VIE for the maximum period of time permitted by law.

—	On July 2, 2010, we entered into a cancellation agreement with certain shareholders, namely, Xuezheng Yuan, First Prestige, Inc., Shuihua Cheng, Catalfa Holdings, Inc. and JD Infinity Holdings, Inc., whereby these shareholders agreed to the cancellation of 4,973,600 shares of our common stock owned by them. At the time he entered into the Cancellation Agreement, Mr. Yuan was our sole director and officer.

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

* **Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 3, 2010.

* ***Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on June 30, 2008.

***** Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 28, 2010.

****** Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 11, 2012

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer & Chief Financial Officer (Principal Executive Officer & Principal Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer, Chief Financial
Officer, and Chairman of the Board (principal
/s/ Dishan Guo	executive officer and principal financial officer)	June 11, 2012
Dishan Guo

/s/ Zhenquan Guo	Director	June 11, 2012
Zhenquan Guo

/s/ Lei Li	Director	June 11, 2012
Lei Li

/s/ Wenbin An	Director	June 11, 2012
Wenbin An

/s/ Lizong Wang	Director	June 11, 2012
Lizong Wang

