Form 10-Q/A
period 2011-03-31
China Internet Cafe Holdings Group, Inc.
filed 2012-06-11
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER: 000-52832

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

(Exact Name of small business issuer as specified in its charter)

Nevada	98-0500738
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

#1707, BLOCK A, GENZON TIMES SQUARE, LONGCHENG BLVD, CENTRE CITY, LONGGANG DISTRICT, Shenzhen, Guangdong Province  P.R.C.  518172

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: 011-86-755-8989-6008

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q (this “Amendment No. 2”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 23, 2011 (the “Original 10-Q”) of China Internet Café Holdings Group, Inc. (the “Company”), as amended by Amendment No. 1 filed on August 16, 2011.

For convenience, this Amendment No. 2 sets forth the Original 10-Q in its entirety, as amended where necessary to reflect the following amendment:

In light of the guidance from the Securities and Exchange Commission, we have re-considered our use of an enterprise value approach to determine the fair value of our common stock.  We have revised our accounting by using the quoted market price of the Company’s common stock at each relevant date to determine the fair value of our common stock. Our unaudited quarterly financial statements for the period ended March 31, 2011 have been restated to correct the errors in the valuation of derivative instruments. Selling, general & administrative expenses and non-operating income/(loss) were restated in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section accordingly.

Additionally, we discussed the components of deferred tax assets and liabilities on a gross basis in note 14 Income Tax to the financial statements.

This Amendment No. 2 should be read in conjunction with the Original 10-Q, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on May 23, 2011. The Original 10-Q has not been amended or updated to reflect events occurring since the Original 10-Q, except as specifically set forth in this Amendment No. 2 and Amendment No. 1.

FORM 10-Q

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

2

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$15,237,910	$3,836,824
Restricted cash	951,278	945,280
Loan receivable	-	2,419,916
Rental deposit	27,534	55,512
Equipment deposit	-	1,300,650
Prepayment	73,808	-
Inventory	175,066	180,582
Deferred advisory fee	257,534	-
Deferred tax assets	55,695	-
Total current assets	16,778,825	8,738,764
Property, plant and equipment, net	8,169,399	6,848,342
Intangible assets, net	183,160	191,087
Rental deposit-long term portion	288,780	235,509
Total assets	$25,420,164	$16,013,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$152,204	$151,245
Accounts payable	105,742	69,373
Deferred revenue	935,833	579,822
Payroll and payroll related liabilities	210,684	199,548
Income and other taxes payable	1,182,176	987,194
Accrued expenses	306,455	102,018
Amount due to a shareholder	1,397,776	465,741
Dividend payable on preferred stock	33,202	-
Derivative financial instrument - preferred stock	3,044,120	-
Derivative financial instrument - warrants	1,675,429	-
Total current liabilities	9,043,621	2,554,941

Commitments and contingencies (Note 18)

Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0 as of March 31, 2011 and December 31, 2010)	3,682,473	-

Stockholders' Equity
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,124,967 and 20,200,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	211	202
Additional paid in capital	1,553,969	1,628,417
Statutory surplus reserves	718,744	718,744
Retained earnings	9,753,829	10,499,454
Accumulated other comprehensive income	667,317	611,944
Total stockholders’ equity	12,694,070	13,458,761
Total liabilities and stockholders’ equity	$25,420,164	$16,013,702

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

	For The Three Months Ended
	March 31
	2011	2010

Revenue	$6,489,581	$3,721,105

Cost of revenue	3,995,342	2,160,139
Gross profit	2,494,239	1,560,966

Operating Expenses
General and administrative expenses	444,467	68,794
Total operating expenses	444,467	68,794

Income from operations	2,049,772	1,492,172

Non-operating income (expenses)

Change in fair value of derivative financial instrument – preferred stock	(1,439,326)	-
Change in fair value of derivative financial instrument – warrant	(762,643)	-
Interest expenses	(2,531)	(1,141)
Other income	1,994	-
Other expenses	-	(29)

Total non-operating expenses	(2,202,506)	(1,170)

Net income before income taxes	(152,734)	1,491,002
Income taxes	559,689	333,864

Net (loss)/income	(712,423)	1,157,138
Dividend on preferred stock	(33,202)	-

Net (loss)/income attributable to China Internet Cafe Holdings Group, Inc. Common Stockholders	$(745,625)	$1,157,138

Other comprehensive (loss)/income
Net income	$(712,423)	$1,157,138
Foreign currency translation adjustment	55,373	1,122
Net comprehensive (loss)/income	$(657,050)	$1,158,260

Earnings per share
- Basis	$(0.04)	$0.06
- Diluted	$(0.04)	$0.06

Weighted average common stock outstanding
- Basis	20,580,542	19,000,000
- Diluted	22,527,907	19,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For The Three Months Ended
	March 31
	2011	2010
Cash flows from operating activities
Net income	$(712,423)	$1,157,138
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivative financial instrument – preferred stock	1,439,326	-
Change in fair value of derivative financial instrument – warrant	762,643	-
Advisory fee	192,466	-
Depreciation	621,998	338,802
Amortization	9,112	-
Deferred tax assets	(55,532)	-
Changes in operating assets and liabilities:
Prepayment	(73,592)	2,501
Rental deposit	(23,398)	-
Inventory	6,642	14,016
Accounts payable	37,676	17,491
Deferred revenue	351,300	(8,029)
Payroll and payroll related liabilities	9,840	(21,099)
Income and other taxes payable	188,166	77,696
Accrued expenses	201,752	1,230
Amount due to a shareholder	928,585	(489)
Net cash provided by operating activities	3,884,561	1,579,257
Cash flows from investing activities
Acquisition of property, plant and equipment	(590,787)	(395)
Receipt of loan receivable due to termination of an investment agreement	2,428,142	-
Net cash provided by investing activities	1,837,355	(395)
Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	10,000
Net cash flows provided by financing activities:	5,675,614	10,000
Effect of foreign currency translation on cash	3,556	478
Net increase in cash	11,401,086	1,586,340
Cash - beginning of period	3,836,824	3,056,846
Cash - end of period	$15,237,910	$4,646,186

Cash paid during the period for:
Interest paid	$2,531	$2,330
Income taxes paid	$484,648	$280,075

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND INVESTING ACTIVTIES:
Transfer of equipment deposits paid in property and equipment	$1,224,660	$-
Dividend payable on preferred stock	$33,202	$-
Advisory fee	$192,466	$-

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

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	March 31,	December 31,
	2011	2010
	US$	US$
DTA:
Deferred assets - accrued expenses	55,695	-
Deferred assets - NOL	174,574	137,918
Total Deferred assets	230,269	137,918
DTL:		-
US shell company	596,345	-
Total Gross DTA (DTL)	(366,676)	137,918
Valuation allowance	421,771	(137,918)
Net WW deferred assets(liabilities)	55,695	-

The Company applied the provisions of ASC 740.10.50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company classified all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2011 and through the financial statements issue date, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. Our policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended March 31, 2011 and 2010, respectively.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 10 years.

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 24% and 22% to income before income taxes for the three months ended March 31, 2011 and 2010 for the followings reasons:

	2011	2010

Income before income taxes	$(152,734)	$1,491,002	-

Computed “expected” income tax expense at 24% and 22% in 2011 and 2010	$-	$ 328,020-
Tax effect of net taxable timing differences	55,695		-
Effect of cumulative tax (gains)/losses	503,993	5,844
	$559,688	$333,864

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

As of March 31, 2011 and December 31, 2010, there are 21,124,967 and 20,000,000 shares of Common Stock issued and outstanding respectively.

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

As of March 31, 2011 and December 31, 2010, there were 4,274,703 and -0- shares of Series A Preferred Stock outstanding, which were issued on February 22, 2011.

17. Sale of Common Stock, Series A Preferred Stock and Warrants

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

At March 31, 2011, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $1,205,688, $469,741 and $3,044,120, respectively, using a binomial model, based on the quoted market price of $1.50, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.75% to 1.24% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 85%. The aggregate change in the fair value of the derivative liabilities between February 18, 2011 and March 31, 2011 of $2,201,969 has been debited to income.

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

The Company also agreed to place in escrow for issuance to the affiliate a total of 400,000 shares of Common Stock, with 200,000 shares to be released following the completion of a Transaction, 100,000 shares to be released six months after the completion of a Transaction and 100,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $1.00 per share (based on the quoted market price), resulting in compensation expense for the services rendered and to be rendered of $400,000. The expense related to the services provided and to be provided was recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expired. For the quarter ended March 31, 2011, expense $152,466 was recognized.

In addition to the above fees, the Company issued 50,000 shares to its legal counsel, in consideration for their introducing the Company to the placement agent. The cost of these shares, which were valued at $1.00 per share (determined as described above), $50,000 was fully recognized.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the three months ended March 31, 2012:

	Preferred – Embedded Derivative	Warrants	Total
Beginning balance, December 31, 2010	$-	$-	$-
Issued – February 22, 2011	1,604,794	912,786	2,517,580
Fair value adjustments	1,439,326	762,643	2,201,969
Ending balance, March 31, 2011	$3,044,120	$1,675,129	$4,719,549

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

	For The Three Months Ended March 31,
	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net (loss)/income	$(712,423)	$1,157,138
Dividend on preferred stock	(33,202)	-
Net (loss)/income used in computing basic earnings per share	$(745,625)	$1,157,138

Basic earnings per share	$(0.04)	$0.06

Basic weighted average shares outstanding	20,580,542	19,000,000

	For The Three Months Ended March 31,
	2011	2010
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$(745,625)	$1,157,138
Dividend on preferred stock	33,202	-
Net (loss)/income used in computing diluted earnings per share	$(712,423)	$1,157,138

Diluted earnings per share	$(0.04)	$0.06

Weighted average outstanding shares of common stock	20,580,542	19,000,000
Preferred stock and contingently issuable shares	-	-
Warrants and contingently issuable shares	-	-
Diluted weighted average shares outstanding	20,580,542	19,000,000

Potential common shares outstanding as of March 31:
Series A preferred stock	4,274,703	-
Warrants	2,498,326	-
	6,773,029	-

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

23.	Restatement of previously issued unaudited quarterly financial information

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For The Three Months Ended
	March 31
	2011	2011
	As restated	As previously reported	Changes

Cash flows from operating activities
Net income	$(712,423)	$297,560	(1,009,983)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative financial instruments - day-one loss	-	1,120,072	(1,120,072)
Change in fair value of derivative financial instrument - preferred stock	1,439,326	(94,307)	1,533,633
Change in fair value of derivative financial instrument - warrants	762,643	(57,039)	819,682
Advisory fee	192,466	415,726	(223,260)
Depreciation	621,998	621,998	-
Amortization	9,112	9,112	-
Deferred tax assets	(55,532)	(55,532)	-

Changes in operating assets and liabilities:

Prepayment	(73,592)	(73,592)	-
Rental deposit	(23,398)	(23,398)	-
Inventory	6,642	6,642	-
Accounts payable	37,676	37,676	-
Deferred revenue	351,300	351,300	-
Payroll and payroll related liabilities	9,840	9,840	-
Income and other taxes payable	188,166	188,166	-
Accrued expenses	201,752	201,752	-
Amount due to a shareholder	928,585	928,585	-
Net cash provided by (used in) operating activities	3,884,561	3,884,561	-

Cash flows from investing activities
Acquisition of property, plant and equipment	(590,787)	(590,787)	-
Receipt of loan receivable due to termination of an investment agreement	2,428,142	2,428,142	-
Net cash used in investing activities	1,837,355	1,837,355	-

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	5,675,614	-
Net cash flows provided by financing activities:	5,675,614	5,675,614	-

Effect of foreign currency translation on cash	3,556	3,556	-

Net increase in cash	11,401,086	11,401,086	-
Cash - beginning of period	3,836,824	3,836,824	-
Cash - end of period	$15,237,910	$15,237,910	-

Cash paid during the period for:
Interest paid	$2,531	$2,531	-
Income taxes paid	$484,648	$484,648	-
			-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Transfer of equipment deposits paid in property and equipment	$1,224,660	$1,224,660	-
Dividend payable on preferred stock	$33,202	$33,202	-
Advisory fee	$192,466	$415,726	(223,260)

24.	Subsequent Event

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

We expect our future growth to be driven by a number of factors and trends including:

1.	Our ability to expand our client base through promotion of our services
2.	Our ability to integrate cafes we acquired in the previous years
3.	Our ability to identify and integrate JV target companies in the coming year

For the three months ended March 31, 2011, our revenue was approximately $6.49 million and our net loss was roughly $0.71 million. This represented an increase of 74% and a decrease of 162%, respectively, from the revenue of roughly $3.72 million and net profit of approximately $1.16 million of three months ended March 31, 2010. As of March 31, 2011, we have 565 employees.

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
3

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

The following sets forth certain information of the Company’s income statement for the three months ended March 31, 2011 and 2010.

	For The Three Months Ended	For The Three Months Ended
	March 31, 2011	March 31, 2010

	$	$	Amount	%
			Change	Change

Revenue	6,489,581	3,721,105	2,768,476	74%

Cost of revenue	3,995,342	2,160,139	1,835,203	85%
Gross profit	2,494,239	1,560,966	933,273	60%

Operating Expenses
General and administrative expenses	444,467	68,794	598,933	546%
Total operating expenses	444,467	68,794	598,933	546%

Income from operations	2,049,772	1,492,172	334,340	37%

Non-operating income (expenses)

Change in fair value of derivative financial instrument – preferred stock	1,439,326	-	94,307	100%
Change in fair value of derivative financial instrument – warrant	762,643	-	(762,643)	100%
Interest expenses	(2,531)	(1,141)	(1,390)	122%
Other income	1,994	-	1,994	-
Other expenses	-	(29)	29	(100)%

Total non-operating expenses	(2,202,506)	(1,170)	(2,201,336)	188148%

Net (loss)/income before income tax	152,734	1,491,002	(1,643,736)	(110)%
Income taxes	559,689	333,864	225,825	68%

Net (loss)/income attributable to China Internet Cafe Holdings Group, Inc.	(712,423)	1,157,138	(1,643,736)	(162)%
Dividend on preferred stock	(33,202)	-	(33,302)	-

Net (loss)/income attributable to China Internet Cafe Holdings group, Inc. Common Stockholders	(745,625)	1,157,138	(1,902,763)	(165)%

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

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by approximately $0.37 million, or 546%, to roughly $0.44 million for the three months ended March 31, 2011 from approximately $0.07 million for the same period in 2010. The increase was mainly attributable to the Offering, which included an advisory fee of Common Stock expensed to an affiliate of its placement agent for its role assisting the Company with its strategic development and its private placement and legal fees to Sichenzia Ross Friedman Ference LLP. We expect that our operating expenses will increase because we intend to implement a slight increase in salaries in 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Non-operating Expenses. Our other expenses increased by approximately $2.20 million, to $2.20 for the three months ended March 31, 2011 from $1,170 million expense for the same period in 2010. In the first quarter of fiscal year 2011, we incurred expenses in the derivative financial instruments of almost $2.20 million from the Offering conducted in February 2011.

Income (Loss) before Income Taxes. Income before income taxes decreased by approximately $1.64 million, or 110%, to loss of $0.15 million for the three months ended March 31, 2011 from approximately $1.49 million for the same period in 2010. The decrease of income before income tax was mainly attributable to the change in fair value of derivative financial instruments.

Income Taxes. Our income taxes increased by almost $0.23 million during the three months ended March 31, 2011 to approximately $0.56 million from approximately $0.33 million during the same period in 2010. The primary reasons for the increase of income taxes was the higher taxable income generated by the opening of new internet cafes and an increase in tax rate.

Net Income (Loss). Our net income decreased by approximately $1.87 million, or 162%, to roughly loss of $0.71 million during the three months ended March 31, 2011 from approximately $1.16 million during the same period in 2010 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in year 2011.

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
Date: June 11, 2012.
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)
14