Form 10-Q/A
period 2011-06-30
China Internet Cafe Holdings Group, Inc.
filed 2012-06-15
CIK 1373846

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
Shenzhen, Guangdong Province
People's Republic of China 518172

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q (this “Amendment No. 2”) amends the Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed on August 15, 2011 (the “Original 10-Q”) of China Internet Café Holdings Group, Inc. (the “Company”), as amended by Amendment No. 1 filed on August 17, 2011.

For convenience, this Amendment No. 2 sets forth the Original 10-Q in its entirety, as amended where necessary to reflect the following amendment:

In light of the guidance from the Securities Exchange and Commission, we have re-considered our use of an enterprise value approach to determine the fair value of our derivative instruments.  We have revised our accounting to use the quoted market price of the Company’s common stock at each relevant date to determine the fair value of our derivative instruments. Accordingly, we have revised our unaudited quarterly financial statements for the period ended June 30, 2011 that have been restated to correct the errors in the valuation of derivative instruments. Selling, general & administrative expenses and non-operating income/(loss) were restated in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section accordingly.

Additionally, we have disclosed the components of deferred tax assets and liabilities on a gross basis in note 14 Income Tax to the financial statement.

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

FORM 10-Q

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

2

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$16,424,142	$3,836,824
Restricted cash	967,043	945,280
Loan receivable	-	2,419,916
Rental deposit	68,614	55,512
Equipment deposit	-	1,300,650
Prepayment	15,782	-
Inventory	261,794	180,582
Deferred advisory fee	157,808	-
Deferred tax assets	65,241	-
Total current assets	17,960,424	8,738,764

Property, plant and equipment, net	11,692,619	6,848,342
Intangible assets, net	176,905	191,087
Rental deposit-long term portion	294,312	235,509
Total assets	$30,124,260	$16,013,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$154,727	$151,245
Accounts payable	93,611	69,373
Deferred revenue	1,964,584	579,822
Payroll and payroll related liabilities	297,906	199,548
Income and other taxes payable	1,687,455	987,194
Accrued expenses	348,307	102,018
Amount due to a shareholder	1,896,569	465,741
Dividend payable on preferred stock	101,978	-
Derivative financial instrument - preferred stock	927,391	-
Derivative financial instrument - warrants	554,974	-
Total current liabilities	8,027,502	2,554,941

Commitments and contingencies (Note 18)
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0)	3,682,473	-
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,124,967 and 20,200,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	212	202
Additional paid in capital	1,553,969	1,628,417
Statutory surplus reserves	718,744	718,744
Retained earnings	15,114,305	10,499,454
Accumulated other comprehensive income	1,027,055	611,944
Total stockholders’ equity	22,096,758	13,458,761
Total liabilities and stockholders’ equity	$30,124,260	$16,013,702

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Six Months Ended		For The three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$15,114,661	$8,302,413	$8,625,080	$4,581,308
Cost of revenue	9,067,523	4,667,565	5,072,181	2,507,426
Gross profit	6,047,138	3,634,848	3,552,899	2,073,882

Operating Expenses
General and administrative expenses	992,604	162,728	548,137	93,934
Total operating expenses	992,604	162,728	548,137	93,934

Income from operations	5,054,534	3,472,120	3,004,762	1,979,948

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	677,403	-	2,116,729	-
Change in fair value of derivative financial instrument - warrants	357,812	-	1,120,455	-
Interest income	5,102	2,460	5,102	2,460
Interest expenses	(5,164)	(4,713)	(2,633)	(3,572)
Other expenses	(472)	(33)	(2,466)	(4)
Total non-operating income (expenses)	1,034,681	(2,286)	3,237,187	(1,116)

Net income before income taxes	6,089,215	3,469,834	6,241,949	1,978,832
Income taxes	1,372,386	768,521	812,697	434,657
Net income attributable to China Internet Cafe Holdings Group, Inc.	4,716,829	$2,701,313	$5,429,252	$1,544,175
Dividend on preferred stock	(101,978)	-	(68,776)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	4,614,851	2,701,313	5,360,476	1,544,175

Other comprehensive income
Net income	$4,716,829	2,701,313	5,429,252	1,544,175
Foreign currency translation	415,111	40,049	359,738	38,927
Net Comprehensive income	$5,131,940	$2,741,362	$5,788,990	$1,583,102

Earnings per share
- Basic	0.22	0.14	0.25	0.08
- Diluted	0.20	0.14	0.21	0.08
Weighted average common stock outstanding
- Basic	20,854,258	19,000,000	21,124,967	19,000,000
- Diluted	23,877,252	19,000,000	25,399,670	19,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$4,716,829	$2,701,313
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative financial instruments - day-one loss	0	-
Change in fair value of derivative financial instrument - preferred stock	(677,403)	-
Change in fair value of derivative financial instrument- warrants	(357,812)	-
Advisory fee	292,192	-
Depreciation	1,305,607	704,376
Amortization	18,386	5,799
Deferred tax assets	(64,556)	-
Changes in operating assets and liabilities:
Prepayment	(15,616)	5,001
Rental deposit	(64,595)	(21,334)
Inventory	(76,246)	(11,109)
Accounts payable	24,275	22,165
Deferred revenue	1,357,008	(51,503)
Payroll and payroll related liabilities	92,779	(7,293)
Income and other taxes payable	670,417	249,699
Accrued expenses	241,006	17,200
Amount due to a shareholder	1,414,776	195,037
Net cash provided by operating activities	8,877,045	3,809,351

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,626,368)	(1,292,087)
Receipt of loan receivable due to termination of an investment agreement	2,449,629	-
Acquisition of cafes	-	(348,839)
Net cash used in investing activities	(2,176,739)	(1,640,926)

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	10,000
Issuance of shares for reverse merger	-	251,612
Compensation for reorganization	-	(129,032)
Net cash flows provided by financing activities:	5,675,614	132,580

Effect of foreign currency translation on cash	211,398	20,635

Net increase in cash	12,587,318	2,321,640
Cash - beginning of period	3,836,824	3,063,298
Cash - end of period	$16,424,142	$5,384,938

Cash paid during the period for:
Interest paid	$5,164	$2,383
Income taxes paid	$942,480	$333,927

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:

Transfer of equipment deposits paid in property and equipment	$1,235,497	$-
Dividend payable on preferred stock	$101,978	$-
Advisory fee	$292,192	$-

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

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	June 30,	December 31,
	2011	2010
	US$	US$
DTA:
Deferred assets - accrued expenses	65,241	-
Deferred assets - NOL of US shell company	226,943	137,918
Total Deferred assets	292,184	137,918
DTL:		-
US shell company	-	-
Total Gross DTA (DTL)	292,184	137,918
Valuation allowance	(226,943)	(137,918)
Net WW deferred assets(liabilities)	65,241	-

The Company applied the provisions of ASC 740.10.50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company classified all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2011 and through the financial statements issue date, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. Our policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the six months ended June 30, 2011 and 2010, respectively.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 10 years.

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 24% and 22% to income before income taxes for the six months ended June 30, 2011 and 2010 for the followings reasons:

	For The three Months Ended
	2011	2010

Income before income taxes	$6.089,215	$3,469,834

Computed “expected” income tax expense at 24% and 22% in 2011 and 2010	$1,461,412	$763,363
Tax effect of net taxable timing differences	65,241	-
Effect of cumulative tax (gains)/losses	(154,267)	5,158
	$1,372,386	$768,521

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

As of June 30, 2011 and December 31, 2010, there are 21,124,967 and 20,000,000 shares of Common Stock issued and outstanding respectively.

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

As of June 30, 2011 and December 31, 2010, there were 4,274,703 and -0- shares of Series A Preferred Stock outstanding, which were issued on February 22, 2011.

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

At June 30, 2011, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $387,447, $167,527 and $927,391, respectively, using a binomial model, based on the quoted market price of $0.80, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.36% to 0.68% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 85%. The aggregate change in the fair value of the derivative liabilities between February 18, 2011 and June 30, 2011 of $1,035,215 has been debited to income.

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

The Company also agreed to place in escrow for issuance to the affiliate a total of 400,000 shares of Common Stock, with 200,000 shares to be released following the completion of a Transaction, 100,000 shares to be released six months after the completion of a Transaction and 100,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $1.00 per share (based on the quoted market price), resulting in compensation expense for the services rendered and to be rendered of $400,000. The expense related to the services provided and to be provided was recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expired. For the six months ended June 30, 2011, expense $242,192 was recognized.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the six months ended June 30, 2012:

	Preferred –
	Embedded
	Derivative	Warrants	Total
Beginning balance, December 31, 2010	$-	$-	$-
Issued – February 22, 2011	1,604,794		2,517,580
Fair value adjustments	677,403	357,812	1,035,215
Ending balance, June 30, 2011	$927,391	$554,974	$1,482,365

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

	For The 3 Months Ended June 30,		For The 6 Months Ended June 30,
	2011	2010	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$5,429,252	$1,544,175	$4,716,829	$2,701,313
Dividend on preferred stock	(68,776)	-	(101,978)	-
Net income used in computing basic earnings per share	$5,360,476	$1,544,175	$4,614,851	$2,701,313

Basic earnings per share	$0.25	$0.08	$0.22	$0.14

Basic weighted average shares outstanding	21,124,967	19,000,000	20,854,258	19,000,000

	For The 3 Months Ended June 30,		For The 6 Months Ended June 30,
	2011	2010	2011	2010
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$5,360,476	$1,544,175	$4,614,851	$2,701,313
Dividend on preferred stock	68,776	-	101,978	-
Net income used in computing diluted earnings per share	$5,429,252	$1,544,175	$4,716,829	$2,701,313

Diluted earnings per share	$0.21	$0.08	$0.20	$0.14

Weighted average outstanding shares of common stock	21,124,967	19,000,000	20,854,258	19,000,000
Preferred stock and contingently issuable shares	4,274,703	-	3,022,994	-
Warrants and contingently issuable shares	-	-	-	-
Diluted weighted average shares outstanding	25,399,670	19,000,000	23,877,252	19,000,000

Potential common shares outstanding as of June 30:
Series A preferred stock	4,274,703	-	4,274,703	-
Warrants	2,498,326	-	2,498,326	-
	6,773,029	-	6,773,029

For the three months ended June 30, 2011 and 2010, the number of securities was 2,498,326 and 0, respectively, and was not included in the diluted EPS because the effect would have been anti-dilutive.

For the six months ended June 30, 2011 and 2010, the number of securities was 2,498,326 and 0, respectively, and was not included in the diluted EPS because the effect would have been anti-dilutive.

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

23.	Restatement of previously issued unaudited quarterly financial information

The unaudited quarterly financial statements for the six months ended June 30, 2011 have been restated to correct the errors in the valuation of derivative instruments. The quoted market prices to value the derivative instruments were used to replace an enterprise value approach even though the limited trading of the Company’s stock.

The effect of restatements to correct the errors referred impact on the quarterly consolidated balance sheets as of June 30, 2011, the consolidated statement of income and comprehensive income and the consolidated statement of cash flows for the six months ended June 30, 2011 are presented below.

The following restatements impact the quarterly financial statements:

•	Decreased advisory fees expenses $338,942 and $115,683 for the six and three months ended June 30, 2011, respectively, and derivative financial instruments – day one loss approximately $1.12 million.
•	Increased gain of derivative financial instrument in preferred stock and warrants approximately $0.39 million and $0.18 million, respectively, for the six months ended June 30, 2011
•	Increased gain of derivative financial instrument in preferred stock and warrants approximately $1.92 million and $1.00 million, respectively, for the three months ended June 30, 2011
•	Increased net income of approximately $2.0 million and $3.0 million for the six and three months ended June 30, 2011
•	Basic and diluted earnings per shares increased $0.10 and $0.04 per share for the six months ended June 30, 2011
•	Basic and diluted earnings per shares increased $0.14 and $0.12 per share for the three months ended June 30, 2011
•	Fair market value of financial instruments in preferred stock and warrants decreased approximately $4.18 million and $2.75 million, respectively
•	Additional paid in capital increased approximately $0.48 million and retained earnings increased approximately $2.02million
•	Preferred stock increased approximately $3.68 million from $-0-

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2011
	As restated	As previously reported	Changes
ASSETS
Current assets:
Cash	$16,424,142	$16,424,142	$-
Restricted cash	967,043	967,043	-
Rental deposit	68,614	68,614	-
Prepayment	15,782	15,782	-
Inventory	261,794	261,794	-
Deferred advisory fee	157,808	340,866	(183,058)
Deferred tax assets	65,241	65,241	-
Total current assets	17,960,424	18,143,482	(183,058)

Property, plant and equipment, net	11,692,619	11,692,619	-
Intangible assets, net	176,905	176,905	-
Rental deposit-long term portion	294,312	294,312	-
Total assets	$30,124,260	$30,307,318	$(183,058)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$154,727	$154,727	$-
Accounts payable	93,611	93,611	-
Deferred revenue	1,964,584	1,964,584	-
Payroll and payroll related liabilities	297,906	297,906	-
Income and other taxes payable	1,687,455	1,687,455	-
Accrued expenses	348,307	348,307	-
Amount due to a shareholder	1,896,569	1,896,569	-
Dividend payable on preferred stock	101,978	101,978	-
Derivative financial instrument - preferred stock	927,391	5,109,335	(4,181,944)
Derivative financial instrument - warrants	554,974	2,748,158	(2,193,184)
Total current liabilities	8,027,502	14,402,630	(6,375,128)

Commitments and contingencies (Note 17)
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0)	3,682,473	-	3,682,473
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,124,967 and 20,200,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	212	212	-
Additional paid in capital	1,553,969	1,069,049	484,920
Statutory surplus reserves	718,744	718,744	-
Retained earnings	15,114,305	13,089,628	2,024,677
Accumulated other comprehensive income	1,027,055	1,027,055	-
Total stockholders’ equity	22,096,758	15,904,688	6,192,070
Total liabilities and stockholders’ equity	$30,124,260	$30,307,318	$(183,058)

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME UNAUDITED

	For The Six Months Ended			For The three Months Ended
	June 30, 2011			June 30, 2011
	As restated	As previously reported	Changes	As restated	As previously reported	Changes

Revenue	$15,114,661	$15,114,661	$-	$8,625,080	$8,625,080	$-
Cost of revenue	9,067,523	9,067,523	-	5,072,181	5,072,181	-
Gross profit	6,047,138	6,047,138	-	3,552,899	3,552,899	-

Operating Expenses
General and administrative expenses	992,604	1,331,546	(338,942)	548,137	663,820	(115,683)
Total operating expenses	992,604	1,331,546	(338,942)	548,137	663,820	(115,683)

Income from operations	5,054,534	4,715,592	338,942	3,004,762	2,889,079	115,683

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-	(1,120,072)	1,120,072	-	-	-
Change in fair value of derivative financial instrument - preferred stock	677,403	289,148	388,255	2,116,729	194,841	1,921,888
Change in fair value of derivative financial instrument - warrants	357,812	180,404	177,408	1,120,455	123,365	997,090
Interest income	5,102	5,102	-	5,102	5,102	-
Interest expenses	(5,164)	(5,164)	-	(2,633)	(2,633)	-
Other expenses	(472)	(472)	-	(2,466)	(2,466)	-
Total non-operating income (expenses)	1,034,681	(651,054)	1,685,735	3,237,187	318,210	2,918,977
						-
Net income before income taxes	6,089,215	4,064,538	2,024,677	6,241,949	3,207,289	3,034,660
Income taxes	1,372,386	1,372,386		812,697	812,697	-
Net income attributable to China Internet Cafe Holdings Group, Inc.	4,716,829	$2,692,152	$2,024,677	5,429,252	$2,394,592	$3,034,660
Dividend on preferred stock	(101,978)	(101,978)	-	(68,776)	(68,776)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	4,614,851	2,692,152	1,922,699	5,360,476	2,325,816	3,034,660
						-
Other comprehensive income						-
Net income	$4,716,829	2,692,152	2,024,677	$5,429,252	2,394,592	3,034,660
Foreign currency translation	415,111	415,111	-	359,738	359,738	-
Net Comprehensive income	$5,131,940	$3,107,263	$2,024,677	$5,788,990	$2,754,330	$3,034,660
						-
Earnings per share						-
- Basic	0.22	0.12	0.10	0.25	0.11	0.14
- Diluted	0.2	0.12	0.08	0.21	0.10	0.12
Weighted average common stock outstanding
- Basic	20,854,258	20,854,258	-	21,124,967	21,124,967	-
- Diluted	23,877,252	20,854,258	3,022,994	25,399,670	21,124,967	4,274,703

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For The Six Months Ended
	June 30,2011
	As restated	As previously reported	Changes
Cash flows from operating activities
Net income	$4,716,829	$2,692,152	$2,024,677
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative financial instruments - day-one loss	-	1,120,072	(1,120,072)
Change in fair value of derivative financial instrument - preferred stock	(677,403)	(289,148)	(388,255)
Change in fair value of derivative financial instrument- warrants	(357,812)	(180,404)	(177,408)
Advisory fee	292,192	631,134	(338,942)
Depreciation	1,305,607	1,305,607	-
Amortization	18,386	18,386	-
Deferred tax assets	(64,556)	(64,556)	-
Changes in operating assets and liabilities:
Prepayment	(15,616)	(15,616)	-
Rental deposit	(64,595)	(64,595)	-
Inventory	(76,246)	(76,246)	-
Accounts payable	24,275	24,275	-
Deferred revenue	1,357,008	1,357,008	-
Payroll and payroll related liabilities	92,779	92,779	-
Income and other taxes payable	670,417	670,417	-
Accrued expenses	241,006	241,006	-
Amount due to a shareholder	1,414,776	1,414,776	-
Net cash provided by operating activities	8,877,045	8,877,045	-

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,626,368)	(4,626,368)	-
Receipt of loan receivable due to termination of an investment agreement	2,449,629	2,449,629	-
Net cash used in investing activities	(2,176,739)	(2,176,739)	-

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	5,675,614	-
Net cash flows provided by financing activities:	5,675,614	5,675,614	-

Effect of foreign currency translation on cash	211,398	211,398	-

Net increase in cash	12,587,318	12,587,318	-
Cash - beginning of period	3,836,824	3,836,824	-
Cash - end of period	$16,424,142	$16,424,142	$-

Cash paid during the period for:
Interest paid	$5,164	$5,164	$-
Income taxes paid	$942,480	$942,480	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:

Transfer of equipment deposits paid in property and equipment	$1,235,497	$1,235,497	$-
Dividend payable on preferred stock	$101,978	$101,978	$-
Advisory fee	$292,192	$631,134	$(338,942)

24.	Subsequent Event

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

The following sets forth certain information of the Company’s income statement for the three months ended June 30, 2011 and 2010.

	For The three Months Ended
	June 30,
	2011		2010		Amount	%
		As percentage		As percentage	change	change
Revenue	$8,625,080	100%	$4,581,308	100%	4,043,772	88%
Cost of revenue	5,072,181	59%	2,507,426	55%	2,564,755	102%
Gross profit	3,552,899	41%	2,073,882	45%	1,479,017	71%

Operating Expenses
General and administrative expenses	548,137	6%	93,934	2%	454,203	484%
Total operating expenses	548,137	6%	93,934	2%	454,203	484%

Income from operations	3,004,762	35%	1,979,948	43%	1,024,814	52%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-
Change in fair value of derivative financial instrument - preferred stock	2,116,729	25%	-	-	2,116,729	100%
Change in fair value of derivative financial instrument - warrants	1,120,455	13%	-	-	1,120,455	100%
Interest income	5,102	0%	2,460	0%	2,642	107%
Interest expenses	(2,633)	0%	(3,572)	0%	939	-26%
Other expenses	(2,466)	0%	(4)	0%	(2,462)	61550%
Total non-operating income (expenses)	3,237,187	38%	(1,116)	0%	3,238,303	-290171%

Net income before income taxes	6,241,949	72%	1,978,832	43%	4,263,117	215%
Income taxes	812,697	9%	434,657	9%	378,040	87%
Net income attributable to China Internet Cafe Holdings Group, Inc.	$5,429,252	63%	$1,544,175	34%	3,885,077	252%

Dividend on preferred stock	(68,776)	-1%	-	-	(68,776)	100%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	5,360,476	62%	1,544,175	34%	3,816,301	247%

Other comprehensive income
Net income	5,429,252	63%	1,544,175	34%	3,885,077	252%
Foreign currency translation	359,738	4%	38,927	1%	320,811	824%
Net Comprehensive income	$5,788,989	67%	$1,583,102	35%	4,205,887	266%

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

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by approximately $0.46 million, or 484%, to roughly $0.55 million for the three months ended June 30, 2011 from approximately $0.09 million for the same period in 2010. The increase was mainly attributable to the advisory, legal, investor relations and audit fees incurred as a publicly traded company. We expect that our operating expenses will increase because we intend to implement a slight increase in salaries in 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Non-operating Income. Our other income increased by approximately $3.24 million from expenses $1,116 to $3.24 million for the three months ended June 30, 2011 compared to the same period in 2010. In the second quarter of fiscal year 2011, we incurred income from derivative financial instruments of almost $3.23 million stemming from the Offering conducted in February 2011.

Income before Income Taxes. Income before income taxes increased by approximately $4.26 million, or 215%, to $6.24 million for the three months ended June 30, 2011 from approximately $1.98 million for the same period in 2010. The increase of income before income tax was mainly attributable to the expansion of our business.

Income Taxes. Our income taxes increased by almost $0.38 million during the three months ended June 30, 2011 to approximately $0.81 million from approximately $0.43 million during the same period in 2010. The primary reasons for the increase of income taxes was the higher taxable income generated by the opening of new internet cafes and an increase in tax rate.

Net Income. Our net income increased by approximately $3.89 million, or 252%, to roughly $5.43 million during the three months ended June 30, 2011 from approximately $1.54 million during the same period in 2010 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in year 2011.

Results of Operations for the six months ended June 30, 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

The following sets forth certain information of the Company’s income statement for the six months ended June 30, 2011 and 2010.

	For The Six Months Ended
	June 30,
	2011		2010		Amount	%
		As percentage		As percentage	change	change
Revenue	$15,114,661	100%	$8,302,413	100%	6,812,248	82%
Cost of revenue	9,067,523	60%	4,667,565	56%	4,399,958	94%
Gross profit	6,047,138	40%	3,634,848	44%	2,412,290	66%

Operating Expenses
General and administrative expenses	992,604	7%	162,728	2%	829,876	510%
Total operating expenses	992,604	7%	162,728	2%	829,876	510%

Income from operations	5,054,534	33%	3,472,120	42%	1,582,414	46%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-	-	-	-	-	100%
Change in fair value of derivative financial instrument - preferred stock	677,403	4%	-	-	677,403	100%
Change in fair value of derivative financial instrument - warrants	357,812	2%	-	-	357,812	100%
Interest income	5,102	0%	2,460	0%	2,642	107%
Interest expenses	(5,164)	0%	(4,713)	0%	(451)	10%
Other expenses	(472)	0%	(33)	0%	(439)	1330%
Total non-operating income (expenses)	1,034,681	7%	(2,286)	0%	1,036,967	-45362%

Net income before income taxes	6,089,215	40%	3,469,834	42%	2,619,381	75%
Income taxes	1,372,386	9%	768,521	9%	603,865	79%
Net income attributable to China Internet Cafe Holdings Group, Inc.	4,716,829	31%	$2,701,313	33%	2,015,516	75%

Dividend on preferred stock	(101,978)	-1%	-	-	(101,978)	100%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	4,614,851	31%	2,701,313	33%	1,913,538	71%

Other comprehensive income
Net income	$4,716,829	31%	2,701,313	33%	2,015,516	75%
Foreign currency translation	415,111	3%	40,049	0%	375,062	937%
Net Comprehensive income	$5,131,940	34%	$2,741,362	33%	2,390,578	87%

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

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by approximately $0.83 million, or 510%, to roughly $0.99 million for the six months ended June 30, 2011 from approximately $0.16 million for the same period in 2010. The increase was mainly attributable to the Offering, which included an advisory fee of Common Stock expensed to an affiliate of the placement agent retained to assist the Company with its strategic development and to assist the company conduct the Offering, legal fees to Sichenzia Ross Friedman Ference LLP, and related expenses generally incurred by publicly traded companies. We expect that our operating expenses will increase because we intend to implement a slight increase in salaries in 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Non-operating Expenses. Our other expenses increased by approximately $1.04 million, to $1.03 for the six months ended June 30, 2011 from expenses $2,286 for the same period in 2010. In the first half-year of 2011, we incurred expenses in the derivative financial instruments of almost $1.04 million from the Offering conducted in February 2011.

Income before Income Taxes. Income before income taxes increased by approximately $2.62 million, or 75%, to $6.09 million for the six months ended June 30, 2011 from approximately $3.47 million for the same period in 2010. The increase of income before income tax was mainly attributable to the expansion of our business during the first two quarters of 2011.

Income Taxes. Our income taxes increased by almost $0.60 million during the six months ended June 30, 2011 to approximately $1.37 million from approximately $0.77 million during the same period in 2010. The primary reasons for the increase of income taxes was the higher taxable income generated by the opening of new internet cafes and an increase in tax rate.

Net Income. Our net income increased by approximately $2.01 million to roughly $4.72 million during the six months ended June 30, 2011 from approximately $2.70 million during the same period in 2010 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in year 2011.

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

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of June 30, 2011, is described below:

●	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

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

Date: June 14, 2012.
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

