Form 10-Q/A
period 2011-09-30
China Internet Cafe Holdings Group, Inc.
filed 2012-06-15
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2011 filed on November 21, 2011 (the “Original 10-Q”) of China Internet Café Holdings Group, Inc. (the “Company”).

For convenience, this Amendment No. 1 sets forth the Original 10-Q in its entirety, as amended where necessary to reflect the following amendment:

In light of the guidance from the Securities and Exchange Commission, we have re-considered our use of an enterprise value approach in determining the fair value of our derivative instruments.  We have revised our accounting by using the quoted market price of the Company’s common stock at each relevant date to determine the fair value of our derivative instruments. Our unaudited quarterly financial statements for the period ended September 30, 2011 have been restated to correct the errors in the valuation of derivative instruments. Selling, general & administrative expenses and non-operating income/(loss) were restated in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section accordingly.

Additionally, we disclosed the components of deferred tax assets and liabilities on a gross basis in note 9 Income Tax to the financial statements.

This Amendment No. 1 should be read in conjunction with the Original 10-Q, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on November 21, 2011. The Original 10-Q has not been amended or updated to reflect events occurring since the Original 10-Q, except as specifically set forth in this Amendment No. 1.

FORM 10-Q

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

1

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$20,628,454	$3,836,824
Restricted cash	-	945,280
Loan receivable	-	2,419,916
Rental deposit	96,752	55,512
Equipment deposit	-	1,300,650
Prepayment	15,653	-
Inventory	201,724	180,582
Deferred advisory fee	56,986	-
Deferred tax assets	67,422	-
Total current assets	21,066,991	8,738,764

Property, plant and equipment, net	11,123,057	6,848,342
Intangible assets, net	169,569	191,087
Rental deposit-long term portion	270,376	235,509
Total assets	$32,629,993	$16,013,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$156,531	$151,245
Accounts payable	112,139	69,373
Deferred revenue	1,958,396	579,822
Payroll and payroll related liabilities	316,185	199,548
Income and other taxes payable	1,541,846	987,194
Accrued expenses	421,364	102,018
Amount due to a shareholder	1,995,338	465,741
Dividend payable on preferred stock	72,729	-
Derivative financial instrument - preferred stock	278,039	-
Derivative financial instrument - warrants	201,690	-
Total current liabilities	7,054,257	2,554,941

Commitments and contingencies (Note 13)
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 shares issued and outstanding; preference in liquidation - $5,770,849 as of September 30, 2011	3,682,473	-
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,200,507 and 20,200,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	212	202
Additional paid in capital	1,655,947	1,628,417
Statutory surplus reserves	718,744	718,744
Retained earnings	18,210,062	10,499,454
Accumulated other comprehensive income	1,308,298	611,944
Total stockholders’ equity	21,893,263	13,458,761
Total liabilities and stockholders’ equity	$32,629,993	$16,013,702

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Nine Months Ended		For The three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$23,722,727	$14,142,866	$8,608,066	$5,840,453
Cost of revenue	14,180,296	7,797,869	5,112,773	3,130,304
Gross profit	9,542,431	6,344,997	3,495,293	2,710,149

Operating Expenses
General and administrative expenses	1,530,926	351,888	538,322	75,906
Reorganization expenses	-	435,086		435,086
Total operating expenses	1,530,926	786,974	538,322	510,992

Income from operations	8,011,505	5,558,023	2,956,971	2,199,157

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	1,326,755	-	649,352	-
Change in fair value of derivative financial instrument - warrants	711,096	-	353,284	-
Interest income	12,055	4,287	6,953	1,827
Interest expenses	(7,826)	(7,115)	(2,662)	(2,402)
Other expenses	(552)	(43)	(80)	(10)
Total non-operating income (expenses)	2,041,528	(2,871)	1,006,847	(585)

Net income before income taxes	10,053,033	5,555,152	3,963,818	2,198,572
Income taxes	2,167,718	1,340,823	795,332	572,302
Net income attributable to China Internet Cafe Holdings Group, Inc.	7,885,315	4,214,329	3,168,486	1,626,270

Dividend on preferred stock	(174,707)	-	(72,729)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$7,710,608	$4,214,329	$3,095,757	$1,626,270

Other comprehensive income
Net income	$7,885,315	$4,214,329	$3,168,486	$1,626,270
Foreign currency translation	696,354	229,549	281,243	209,872
Total comprehensive income	$8,581,669	$4,443,878	$3,449,729	$1,836,142

Earnings per share
- Basic	$0.37	$0.22	$0.15	$0.08
- Diluted	$0.33	$0.22	$0.12	$0.08
Weighted average common stock outstanding
- Basic	20,957,601	19,400,000	21,162,737	20,186,957
- Diluted	23,545,846	19,400,000	25,437,440	20,186,957

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$7,885,315	$4,214,329
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative financial instruments - day-one loss	-	-
Change in fair value of derivative financial instrument - preferred stock	(1,326,755)	-
Change in fair value of derivative financial instrument- warrants	(711,096)	-
Advisory fee	393,014	-
Depreciation	2,111,933	1,161,497
Amortization	27,763	14,601
Deferred tax assets	(66,384)	-
Changes in operating assets and liabilities:
Restricted cash	963,258	-
Prepayment	(15,412)	-
Rental deposit	(65,035)	(81,776)
Inventory	(14,602)	1,156
Accounts payable	41,601	45,374
Deferred revenue	1,337,394	(130,200)
Payroll and payroll related liabilities	107,974	27,431
Income and other taxes payable	512,138	442,125
Accrued expenses	312,290	82,094
Amount due to a shareholder	1,505,459	231,668
Net cash provided by operating activities	12,998,854	6,008,299

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,759,757)	(2,696,834)
Receipt of loan receivable due to termination of an investment agreement	2,465,939	-
Acquisition of cafes	-	(635,233)
Net cash used in investing activities	(2,293,818)	(3,332,067)

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	-
Issuance of shares for reverse merger	-	251,612
Net proceeds from short term loan	-	300,000
Compensation for reorganization	-	1,442
Net cash flows provided by financing activities:	5,675,614	553,054

Effect of foreign currency translation on cash	410,979	117,906

Net increase in cash	16,791,630	3,347,192
Cash - beginning of period	3,836,824	3,061,856
Cash - end of period	$20,628,454	$6,409,048

Cash paid during the period for:
Interest paid	$7,826	$7,115
Income taxes paid	$1,935,931	$1,051,472

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:
Summary of Assets Acquired from Acquisitions:
Net property and equipment	-	499,776
Other current assets	-	15,678
Intangible assets	-	207,964
Net assets acquired	-	723,418

Transfer of equipment deposits paid in property and equipment	$1,243,723	$83,811
Dividend payable on preferred stock	$72,729	$-
Advisory fee	$393,014	$-

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

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	September 30,	December 31,
	2011	2010
	US$	US$
DTA:
Deferred assets - accrued expenses	67,422	-
Deferred assets - NOL of US shell company	382,928	137,918
Total Deferred assets	450,350	137,918
DTL:		-
US shell company	-	-
Total Gross DTA (DTL)	450,350	137,918
Valuation allowance	(382,928)	(137,918)
Net WW deferred assets(liabilities)	67,422	-

The Company applied the provisions of ASC 740.10.50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company classified all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2011 and through the financial statements issue date, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. Our policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the nine months ended September 30, 2011 and 2010, respectively.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 10 years.

All of the Group’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 24% and 22% to income before income taxes for the nine months ended September 30, 2011 and 2010 for the followings reasons:

	2011	2010
Income before income taxes	$10,053,033	$5,555,152
Computed “expected” income tax expense at 24% and 22% in 2011 and 2010	$2,412,728	$1,222,133
Tax effect of net taxable timing differences	67,422	-
Effect of cumulative tax (gains)/losses	(312,432)	118,690
	$2,167,718	$1,340,823

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

As of September 30, 2011 and December 31, 2010, there are 21,200,507 and 20,000,000 shares of Common Stock issued and outstanding respectively.

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

As of September 30, 2011 and December 31, 2010, there were 4,274,703 and -0- shares of Series A Preferred Stock outstanding, which were issued on February 22, 2011.

12. Sale of Common Stock, Series A Preferred Stock and Warrants

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

At September 30, 2011, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $135,867, $65,823 and $278,039, respectively, using a binomial model, based on the quoted market price of $0.50, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.18% to 0.32% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 85%. The aggregate change in the fair value of the derivative liabilities between February 18, 2011 and June 30, 2011 of $2,037,851 has been debited to income.

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

The Company also agreed to place in escrow for issuance to the affiliate a total of 400,000 shares of Common Stock, with 200,000 shares to be released following the completion of a Transaction, 100,000 shares to be released six months after the completion of a Transaction and 100,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $1.00 per share (based on the quoted market price), resulting in compensation expense for the services rendered and to be rendered of $400,000. The expense related to the services provided and to be provided was recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expired. For the nine months ended September 30, 2011, expense $299,178 was recognized.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the nine months ended September 30, 2012:

	Preferred – Embedded Derivative	Warrants	Total
Beginning balance, December 31, 2010	$-	$-	$-
Issued – February 22, 2011	1,604,794	912,786	2,517,580
Fair value adjustments	1,326,755	711,096	2,037,851
Ending balance, September 30, 2011	$278,039	$201,690	$479,729

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
F-19

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

	For The 3 Months Ended Sept 30,		For The 9 Months Ended Sept 30,
	2011	2010	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$3,168,486	$1,626,270	$7,885,315	$4,214,329
Dividend on preferred stock	(72,729)	-	(174,707)	-
Net income used in computing basic earnings per share	$3,095,757	$1,626,270	$7,710,608	$4,214,329

Basic earnings per share	$0.15	$0.08	$0.37	$0.22

Basic weighted average shares outstanding	21,162,737	20,186,957	20,957,601	19,400,000

	For The 3 Months Ended Sept 30,		For The 9 Months Ended Sept 30,
	2011	2010	2011	2010
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$3,095,757	$1,626,270	$7,710,608	$4,214,329
Dividend on preferred stock	72,729	-	174,707	-
Net income used in computing diluted earnings per share	$3,168,486	$1,626,270	$7,885,315	$4,214,329

Diluted earnings per share	$0.12	$0.08	$0.33	$0.22

Weighted average outstanding shares of common stock	21,162,737	20,186,957	20,957,601	19,000,000
Preferred stock and contingently issuable shares	4,274,703	-	2,588,245	-
Warrants and contingently issuable shares	-	-	-	-
Diluted weighted average shares outstanding	25,437,440	20,186,957	23,545,846	19,000,000

Potential common shares outstanding as of September 30:
Series A preferred stock	4,274,703	-	4,274,703	-
Warrants	2,498,326	-	2,498,326	-
	6,773,029	-	6,773,029	-

For the three months ended September 30, 2011 and 2010, the number of securities was 2,498,326 and 0, respectively, and was not included in the diluted EPS because the effect would have been anti-dilutive.

For the nine months ended September 30, 2011 and 2010, the number of securities was 2,498,326 and 0, respectively, and was not included in the diluted EPS because the effect would have been anti-dilutive.

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

18. Restatement of previously issued unaudited quarterly financial information

The unaudited quarterly financial statements for the nine months ended September 30, 2011 have been restated to correct the errors in the valuation of derivative instruments. The quoted market prices to value the derivative instruments were used to replace an enterprise value approach even though the limited trading of the Company’s stock.

The effect of restatements to correct the errors referred impact on the quarterly consolidated balance sheets as of September 30, 2011, the consolidated statement of income and comprehensive income and the consolidated statement of cash flows for the nine months ended September 30, 2011 are presented below.

The following restatements impact the quarterly financial statements:

•	Decreased advisory fees expenses $445,895 and $116,953 for the nine and three months ended September 30, 2011, respectively, and derivative financial instruments – day one loss approximately $1.12 million.
•	Increased gain of derivative financial instrument in preferred stock and warrants approximately $0.83 million and $0.40 million, respectively, for the nine months ended September 30, 2011
•	Increased gain of derivative financial instrument in preferred stock and warrants approximately $0.45 million and $0.22 million, respectively, for the three months ended September 30, 2011
•	Increased net income of approximately $2.8 million and $0.8 million for the six and three months ended June 30, 2011
•	Basic and diluted earnings per shares increased $0.13 and $0.13 per share for the nine months ended September 30, 2011
•	Basic and diluted earnings per shares increased $0.04 and $0.05 per share for the three months ended September 30, 2011
•	Fair market value of financial instruments in preferred stock and warrants decreased approximately $4.63 million and $2.42 million, respectively
•	Additional paid in capital increased approximately $0.48 million and retained earnings increased approximately $2.81million
•	Preferred stock increased approximately $3.68 million from $-0-

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	September 30, 2011
	As restated	As previously reported	Changes
ASSETS
Current assets:
Cash	$20,628,454	$20,628,454	$-
Rental deposit	96,752	96,752	-
Prepayment	15,653	15,653	-
Inventory	201,724	201,724	-
Deferred advisory fee	56,986	123,091	(66,105)
Deferred tax assets	67,422	67,422
Total current assets	21,066,991	21,133,096	-

Property, plant and equipment, net	11,123,057	11,123,057	$-
Intangible assets, net	169,569	169,569	-
Rental deposit-long term portion	270,376	270,376	-
Total assets	$32,629,993	$32,696,098	$(66,105)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$156,531	$156,531	-
Accounts payable	112,139	112,139	-
Deferred revenue	1,958,396	1,958,396	-
Payroll and payroll related liabilities	316,185	316,185	-
Income and other taxes payable	1,541,846	1,541,846	-
Accrued expenses	421,364	421,364	-
Amount due to a shareholder	1,995,338	1,995,338	-
Dividend payable on preferred stock	72,729	72,729	-
Derivative financial instrument - preferred stock	278,039	4,905,728	(4,627,689)
Derivative financial instrument - warrants	201,690	2,619,033	(2,417,343)
Total current liabilities	7,054,257	14,099,289	(7,045,032)

Commitments and contingencies (Note 17)
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 shares issued and outstanding; preference in liquidation - $5,770,849 as of September 30, 2011	3,682,473	-	3,682,473
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,200,507 shares issued and outstanding as of September 30, 2011	212	212	-
Additional paid in capital	1,655,947	1,171,027	484,920
Statutory surplus reserves	718,744	718,744	-
Retained earnings	18,210,062	15,398,528	2,811,534
Accumulated other comprehensive income	1,308,298	1,308,298	-
Total stockholders’ equity	21,893,263	18,596,809	3,296,454
Total liabilities and stockholders’ equity	$32,629,993	$32,696,098	$(66,105)

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME UNAUDITED

	For The Nine Months Ended			For The three Months Ended
	September 30, 2011			September 30, 2011
	As restated	As previously reported	Changes	As restated	As previously reported	Changes

Revenue	$23,722,727	$23,722,727	$-	$8,608,066	$8,608,066	$-
Cost of revenue	14,180,296	14,180,296	-	5,112,773	5,112,773	-
Gross profit	9,542,431	9,542,431	-	3,495,293	3,495,293	-

Operating Expenses
General and administrative expenses	1,530,926	1,986,821	(455,895)	538,322	655,275	(116,953)
Total operating expenses	1,530,926	1,986,821	(455,895)	538,322	655,275	(116,953)

Income from operations	8,011,505	7,555,610	455,895	2,956,971	2,840,018	116,953

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-	(1,120,072)	1,120,072	-	-	-
Change in fair value of derivative financial instrument - preferred stock	1,326,755	492,755	834,000	649,352	203,607	445,745
Change in fair value of derivative financial instrument - warrants	711,096	309,529	401,567	353,284	129,125	224,159
Interest income	12,055	12,055	-	6,953	6,953	-
Interest expenses	(7,826)	(7,826)	-	(2,662)	(2,662)	-
Other expenses	(552)	(552)	-	(80)	(80)	-
Total non-operating income (expenses)	2,041,528	(314,111)	2,355,639	1,006,847	336,943	669,904

Net income before income taxes	10,053,033	7,241,499	2,811,534	3,963,818	3,176,961	786,857
Income taxes	2,167,718	2,167,718	-	795,332	795,332	-
Net income attributable to China Internet Cafe Holdings Group, Inc.	7,885,315	5,073,781	2,811,534	3,168,486	2,381,629	786,857

Dividend on preferred stock	(174,707)	(174,707)	-	(72,729)	(72,729)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$7,710,608	$4,899,074	$2,811,534	$3,095,757	$2,308,900	$786,857

Other comprehensive income
Net income	$7,885,315	5,073,781	$2,811,534	$3,168,486	$2,381,629	$786,857
Foreign currency translation	696,354	696,354	-	281,243	281,243
Total comprehensive income	$8,581,669	$5,770,135	$2,811,534	$3,449,729	$2,662,872	$786,857

Earnings per share
- Basic	$0.37	0.23	$0.13	$0.15	$0.11	$0.04
- Diluted	$0.33	0.23	$0.10	$0.12	$0.10	$0.02
Weighted average common stock outstanding
- Basic	20,957,601	20,944,826	12,775	21,162,737	21,124,967	37,770
- Diluted	23,545,846	20,944,826	2,601,020	25,437,440	21,124,967	37,770

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For The Nine Months Ended
	September 30, 2011
	As restated	As previously reported	Changes
Cash flows from operating activities
Net income	$7,885,315	$5,073,781	$2,811,534
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative financial instruments - day-one loss	-	1,120,072	(1,120,072)
Change in fair value of derivative financial instrument - preferred stock	(1,326,755)	(492,755)	(834,000)
Change in fair value of derivative financial instrument- warrants	(711,096)	(309,529)	(401,567)
Advisory fee	393,014	848,909	(455,895)
Depreciation	2,111,933	2,111,933	-
Amortization	27,763	27,763	-
Deferred tax assets	(66,384)	(66,384)	-
Changes in operating assets and liabilities:
Restricted cash	963,258	963,258	-
Prepayment	(15,412)	(15,412)	-
Rental deposit	(65,035)	(65,035)	-
Inventory	(14,602)	(14,602)	-
Accounts payable	41,601	41,601	-
Deferred revenue	1,337,394	1,337,394	-
Payroll and payroll related liabilities	107,974	107,974	-
Income and other taxes payable	512,138	512,138	-
Accrued expenses	312,290	312,290	-
Amount due to a shareholder	1,505,459	1,505,459	-
Net cash provided by operating activities	12,998,854	12,998,854	-

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,759,757)	(4,759,757)	-
Receipt of loan receivable due to termination of an investment agreement	2,465,939	2,465,939	-
Net cash used in investing activities	(2,293,818)	(2,293,818)	-

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	5,675,614	-
Net cash flows provided by financing activities:	5,675,614	5,675,614	-

Effect of foreign currency translation on cash	410,979	410,979	-

Net increase in cash	16,791,630	16,791,630	-
Cash - beginning of period	3,836,824	3,836,824	-
Cash - end of period	$20,628,454	$20,628,454	$-

Cash paid during the period for:
Interest paid	$7,826	$7,826	$-
Income taxes paid	$1,935,931	$1,935,931	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:
Transfer of equipment deposits paid in property and equipment	$1,243,723	$1,243,723	$-
Dividend payable on preferred stock	$72,729	$72,729	$-
Advisory fee	$393,014	$848,909	$(455,895)

19.	Subsequent Event

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

We believe that the following factors will continue to affect our financial performance:

·	Improved Disposable Income. As the Shenzhen government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We expect the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected by increased home computer and home console ownerships. However, the home computer and console penetration rate is relatively low in China as compared to that of the United States and Europe. In addition, we believe internet cafés appeal to younger demographics because the cafés are a social gathering area for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•	Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements to acquire a national internet chain license, the Company’s primary objective is to establish or acquire at least 20 internet cafés in two provinces other than Guangdong Province. The Company has conducted research in the South Western provinces including Chongqing, Sichuan, Guizhou, Yunnan, Hunan and Hubei and is focusing on these areas for future internet café establishment and acquisition purposes. The Company believes the national license is imperative for the development of a nationwide market.

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

The following sets forth certain information of the Company’s income statement for the three months ended September 30, 2011 and 2010.

	For The three Months Ended
	September 30,
	2011		2010		Amount	%
		As percentage		As percentage	change	change
Revenue	$8,608,066	100%	$5,840,453	100%	2,767,613	47%
Cost of revenue	5,112,773	59%	3,130,304	54%	1,982,469	63%
Gross profit	3,495,293	41%	2,710,149	46%	785,144	29%

Operating Expenses
General and administrative expenses	538,322	6%	75,906	1%	462,416	609%
Reorganizational expenses	-		435,086	7%	(435,086)	-100%
Total operating expenses	538,322	6%	510,992	9%	27,330	5%

Income from operations	2,956,971	34%	2,199,157	38%	757,814	34%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-
Change in fair value of derivative financial instrument - preferred stock	649,352	8%	-	-	649,352	100%
Change in fair value of derivative financial instrument - warrants	353,284	4%	-	-	353,284	100%
Interest income	6,953	0%	1,827	0%	5,126	281%
Interest expenses	(2,662)	0%	(2,402)	0%	(260)	11%
Other expenses	(80)	0%	(10)	0%	(70)	700%
Total non-operating income (expenses)	1,006,847	12%	(585)	0%	1,007,432	-172211%

Net income before income taxes	3,963,818	46%	2,198,572	38%	1,765,246	80%
Income taxes	795,332	9%	572,302	10%	223,030	39%
Net income attributable to China Internet Cafe Holdings Group, Inc.	$3,168,486	37%	$1,626,270	28%	1,542,216	95%

Dividend on preferred stock	(72,729)	-1%	-	-	(72,729)	100%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	3,095,757	36%	1,626,270	28%	1,469,487	90%

Other comprehensive income
Net income	3,168,486	37%	1,626,270	28%	1,542,216	95%
Foreign currency translation	281,243	3%	209,872	4%	71,371	34%
Net Comprehensive income	$3,449,729	40%	$1,836,142	31%	1,613,587	88%

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

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by approximately $0.46 million, or 609%, to approximately $0.54 million for the three months ended September 30, 2011 from approximately $0.08 million for the same period in 2010. The increase was mainly attributable to the advisory, legal, investor relations and audit fees incurred as a publicly traded company. We expect that our operating expenses will increase because we intend to implement a slight increase in salaries in the fourth quarter of 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Non-operating Income. Our other income increased by approximately $1.01 million from approximately $585 non-operating expense, to $1.01 million non-operating income for the three months ended September 30, 2011 compared to the same period in 2010. In the third quarter of fiscal year 2011, we incurred income from derivative financial instruments of almost $0.332 million stemming from the Offering conducted in February 2011.

Income before Income Taxes. Income before income taxes increased by approximately $1.77 million, or 80%, to $3.96 million for the three months ended September 30, 2011 from approximately $2.20 million for the same period in 2010. The increase of income before income tax was mainly attributable to the business expansion.

Income Taxes. Our income taxes increased by almost $0.22 million during the three months ended September 30, 2011 to approximately $0.80 million from approximately $0.57 million during the same period in 2010. The primary reasons for the increase of income taxes was the higher taxable income generated by the opening of new internet cafés and an increase in tax rate.

Net Income. Our net income increased by approximately $1.54 million, or 95%, to approximately $3.17 million during the three months ended September 30, 2011 from approximately $1.63 million during the same period in 2010 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in the fourth quarter of 2011.

Results of Operations for the nine months ended September 30, 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

The following sets forth certain information of the Company’s income statement for the nine months ended September 30, 2011 and 2010.

	For The Nine Months Ended
	September 30,
	2011		2010		Amount	%
		As percentage		As percentage	change	change
Revenue	$23,722,727	100%	$14,142,866	100%	9,579,861	68%
Cost of revenue	14,180,296	60%	7,797,869	55%	6,382,427	82%
Gross profit	9,542,431	40%	6,344,997	45%	3,197,434	50%

Operating Expenses
General and administrative expenses	1,530,926	6%	351,888	2%	1,179,038	335%
Reorganizational expenses	-		435,086	3%	(435,086)	-100%
Total operating expenses	1,530,926	6%	786,974	6%	743,952	95%

Income from operations	8,011,505	34%	5,558,023	39%	2,453,482	44%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	0	0%	-	-	0	100%
Change in fair value of derivative financial instrument - preferred stock	1,326,755	6%	-	-	1,326,755	100%
Change in fair value of derivative financial instrument - warrants	711,096	3%	-	-	711,096	100%
Interest income	12,055	0%	4,287	0%	7,768	181%
Interest expenses	(7,826)	0%	(7,115)	0%	(711)	10%
Other expenses	(552)	0%	(43)	0%	(509)	1184%
Total non-operating income (expenses)	2,041,528	9%	(2,871)	0%	2,044,399	-71209%

Net income before income taxes	10,053,033	42%	5,555,152	39%	4,497,881	81%
Income taxes	2,167,718	9%	1,340,823	9%	826,895	62%
Net income attributable to China Internet Cafe Holdings Group, Inc.	7,885,315	33%	$4,214,329	30%	3,670,986	87%

Dividend on preferred stock	(174,707)	-1%	-	-	(174,707)	100%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	7,710,608	33%	4,214,329	30%	3,496,279	83%

Other comprehensive income
Net income	$7,885,315	33%	4,214,329	30%	3,670,986	87%
Foreign currency translation	696,354	3%	229,549	2%	466,805	203%
Net Comprehensive income	$8,581,669	36%	$4,443,878	31%	4,137,791	93%

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

Operating Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses increased by approximately $1.18 million, or 335%, to approximately $1.53 million for the nine months ended September 30, 2011 from approximately $0.35 million for the same period in 2010. The increase was mainly attributable to the Offering, which included an advisory fee in the form of Common Stock expensed to an affiliate of the placement agent retained to assist the Company with its strategic development and to assist the company conduct the Offering, legal fees to Sichenzia Ross Friedman Ference LLP, and related expenses generally incurred as a publicly traded company. We expect that our operating expenses will increase because we intend to implement a slight increase in salaries in 2011 due to the adjustment of the basic income level by the Shenzhen Government.

Non-operating income (expenses). Our other expenses increased by approximately $2.04 million, to $2.04 for the nine months ended September 30, 2011 from expenses approximately $2,871 for the same period in 2010. In the first three quarters of 2011, we incurred expenses in the derivative financial instruments of almost $0.318 million from the Offering conducted in February 2011.

Income before Income Taxes. Income before income taxes increased by approximately $4.50 million, or 81%, to $10.05 million for the nine months ended September 30, 2011 from approximately $5.56 million for the same period in 2010. The increase of income before income tax was mainly attributable to the expansion of our business during the first three quarters of 2011.

Income Taxes. Our income taxes increased by almost $0.83 million during the nine months ended September 30, 2011 to approximately $2.17 million from approximately $1.34 million during the same period in 2010. The primary reasons for the increase of income taxes was the higher taxable income generated by the opening of new internet cafés and an increase in tax rate.

Net Income. Our net income increased by approximately $3.67 million to approximately $7.89 million during the nine months ended September 30, 2011 from approximately $4.21 million during the same period in 2010 as a result of the factors described above. We expect to generate higher net profit after the expansion of our business in the fourth quarter of 2011.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) for the nine months ended June 30, 2011. Based upon that evaluation, our management concluded that the Company’s disclosure controls and procedures were not effective for the nine months ended September 30, 2011 as a result of the material weaknesses identified in our internal control over financial reporting.

Specifically, our management identified certain matters involving internal control and our operations that considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management for the nine months ended September 30, 2011, is described below:

We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. As a result, there is a possibility that material misstatements of financial statements, including disclosures, will not be prevented or detected on a timely basis.

As a result of the material weakness identified above, our internal control over financial reporting was not effective for the nine months ended September 30, 2011.

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

Date: June 14, 2012
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal
Executive Officer) and Chief Financial Officer
(Principal Financial Officer)
17