Form 10-Q
period 2012-06-30
China Internet Cafe Holdings Group, Inc.
filed 2012-08-14
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Not applicable

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2012, there were 21,414,821 shares of $0.00001 par value common stock (the “Common Stock”) issued and outstanding.

FORM 10-Q

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011	F-2

Consolidated Statements of Income and Comprehensive Income (unaudited)	F-3

Consolidated Statements of Cash Flows (unaudited)	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5 - F-25

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	Unaudited
ASSETS
Current assets:
Cash	$22,324,039	$19,629,680
Rental deposit	48,696	86,580
Equipment deposit	768,607	994,732
Inventory	52,520	212,607
Deferred tax assets	72,208	69,405
Total current assets	23,266,070	20,993,004

Property, plant and equipment, net	12,871,089	13,000,745
Intangible assets, net	143,156	161,083
Rental deposit-long term portion	425,088	314,736
Total assets	$36,705,403	$34,469,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$158,506	$-
Accounts payable	149,120	100,480
Registration penalties payable	641,200	448,844
Deferred revenue	1,921,114	2,084,086
Payroll and payroll related liabilities	342,177	323,286
Income and other taxes payable	862,345	1,316,209
Accrued expenses	365,374	365,696
Amount due to a shareholder	2,388,597	2,135,218
Dividend payable on preferred stock	71,938	72,729
Derivative financial instrument - preferred stock	271,405	147,704
Derivative financial instrument - warrants	352,666	129,496
Total current liabilities	7,524,442	7,123,748

Commitments and contingencies (Note 13)

Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 shares issued and outstanding as of June 30, 2012 and December 31, 2011; preference in liquidation - $5,770,849)	3,682,473	3,682,473
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,361,534 and 21,254,377 shares issued and outstanding as of June 30, 2012 and December 31, 2011)	214	212
Additional paid in capital	1,978,390	1,728,726
Statutory surplus reserves	718,744	718,744
Retained earnings	21,173,582	19,760,289
Accumulated other comprehensive income	1,627,558	1,455,376
Total stockholders’ equity	25,498,488	23,663,347
Total liabilities and stockholders’ equity	$36,705,403	$34,469,568

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Six Month Ended		For The Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		Restated		Restated

Revenue	$14,010,113	$15,114,661	$6,875,909	$8,625,080
Cost of revenue	9,943,536	9,067,523	4,938,105	5,072,181
Gross profit	4,066,577	6,047,138	1,937,804	3,552,899
Operating Expenses
General and administrative expenses	810,687	992,604	240,793	548,137
Loss on disposal of fixed assets	533,213	-	533,213	-
Total operating expenses	1,343,900	992,604	774,006	548,137

Income from operations	2,722,677	5,054,534	1,163,798	3,004,762

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	(123,701)	677,403	308,477	2,116,729
Change in fair value of derivative financial instrument - warrants	(223,170)	357,812	83,109	1,120,455
Interest income	9,925	5,102	6,195	5,102
Interest expenses	(4,450)	(5,164)	(4,450)	(2,633)
Other expenses	(12,470)	(472)	(12,327)	(2,466)
Total non-operating income (expenses)	(353,866)	1,034,681	381,004	3,237,187

Income before income taxes	2,368,811	6,089,215	1,544,802	6,241,949
Income taxes	811,642	1,372,386	316,192	812,697
Net income	1,557,169	4,716,829	$1,228,610	$5,429,252

Dividend on preferred stock	(143,876)	(101,978)	(71,938)	(68,776)
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$1,413,293	$4,614,851	1,156,672	5,360,476

Other comprehensive income
Net income	$1,557,169	$4,716,829	1,228,610	5,429,252
Foreign currency translation	172,182	415,111	(7,876)	359,738
Total comprehensive income	$1,729,351	$5,131,940	$1,220,734	$5,788,990

Earnings per share
- Basic	$0.07	$0.25	0.05	0.25
- Diluted	$0.06	$0.21	0.05	0.21
Weighted average common stock outstanding
- Basic	21,308,691	20,854,258	21,335,769	21,124,967
- Diluted	25,583,394	23,877,252	25,610,472	25,399,670

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

  CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2012	2011
		Restated
Cash flows from operating activities
Net income	$1,557,169	$4,716,829
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative financial instrument - preferred stock	123,701	(677,403)
Change in fair value of derivative financial instrument- warrants	223,170	(357,812)
Stock based compensation	105,000	-
Advisory fee	-	292,192
Depreciation	1,331,182	1,305,607
Amortization	19,054	18,386
Loss on disposal of fixed assets	533,213	-
Deferred tax assets	(2,328)	(64,556)
Changes in operating assets and liabilities:
Prepayment	-	(15,616)
Rental deposit	(69,798)	(64,595)
Inventory	161,708	(76,246)
Accounts payable	47,995	24,275
Deferred revenue	(177,483)	1,357,008
Payroll and payroll related liabilities	16,683	92,779
Income and other taxes payable	(463,373)	670,417
Accrued expenses and penalties payable	190,009	241,006
Amount due to a shareholder	243,588	1,414,776
Net cash provided by operating activities	3,839,490	8,877,045

Cash flows from investing activities
(Increase)/Decrease of property, plant and equipment	(1,645,091)	(4,626,368)
Receipt of loan receivable due to termination of an investment agreement	-	2,449,629
Deposits paid for property, plant and equipment	233,198	-
Net cash used in investing activities	(1,411,893)	(2,176,739)

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	-	5,675,614
Increase/(Decrease) from short term loan	158,662	-
Net cash flows provided by financing activities:	158,662	5,675,614

Effect of foreign currency translation on cash	108,100	211,398

Net increase in cash	2,694,359	12,587,318
Cash - beginning of period	19,629,680	3,836,824
Cash - end of period	$22,324,039	$16,424,142

Cash paid during the period for:
Interest paid	$153	$5,164
Income taxes paid	$1,093,327	$942,480

Transfer of equipment deposits paid in property and equipment	$-	$1,235,497
Dividend payable on preferred stock	71,938	101,978
Registration penalties	$192,356	-
Advisory fee	$-	$292,192

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNT CAFÉ HOLDINGS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

In 2005, Junlong obtained licenses to operate internet cafe chains from the Ministry of Culture, and opened their first internet cafe in April, 2006. We continued to open a total of 7 internet cafes in 2006, 5 internet cafes in 2007, 11 internet cafes in 2008, 5 internet cafes in 2009, 16 internet cafes in 2010, 15 internet cafes in 2011, and 1 internet cafe in 2012. In total, we own 60 internet cafes within Shenzhen of China.

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

It is management's opinion that the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012 (the “Annual Report”).

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

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the six months ended June 30, 2012 and 2011, the commission income was $151,743 and $111,640, respectively, 1.08% of total revenue.

(e)	Cost of revenue

Cost of revenue consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafes including rental payments, utilities, business taxes and surcharges. Our internet surfing business tax is 25% on gross revenue generated from our internet cafes. Our other surcharges are an education surcharge of 3%, city development surcharge of 1%, a culture development surcharge of 3%, and a snacks and drinks business tax of 5%. All surcharges are calculated on the basis of business tax amount.

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

Leasehold improvements mainly result from decoration expenses. All our lease contracts state lease terms of 5 years and leasehold improvements are amortized over 5 years, which represents the shorter of useful life and lease term.

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

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $1,921,114 and $2,084,086 as of June 30, 2012 and December 31, 2011, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended June 30, 2012.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	June 30,	December 31,
	2012	2011
Current assets and Long term rental deposit	$23,682,962	$21,256,846
Property, plant and equipment	12,871,090	13,000,745
Intangible assets	143,156	161,083
Total assets	36,697,208	34,418,674
Total liabilities	(10,750,241)	(11,064,894)
Net assets	$25,946,967	$23,353,780

(r)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows (source: www.onanda.com):

	June 30, 2012	June 30,, 2011
Quarter ended RMB : USD exchange rate (closing buying rate)	6.3089	6.4630
Three months average RMB : USD exchange rate (average ask rate)	6.3027	6.5316

	December 31, 2011
Year ended RMB : USD exchange rate (closing buying rate)	6.3523
Average yearly RMB : USD exchange rate (average ask rate)	6.4544

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

As of June 30, 2012, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation requirement.

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

3. Equipment Deposit

Equipment deposit consists of:

June 30,	December 31,
2012	2011

$768,607	$994,732

As of June 30, 2012, equipment deposit $768,607 (RMB 4,849,063) for computers and equipment purchase for two new internet cafes and leased hold improvements for new and relocated cafes. As of December 31, 2011, $994,732 (RMB 6,318,839) for computers purchase for three new internet cafes. One new cafe was opened in June 2012 and other two new cafes were opened in July 2012.

4. Inventory

Inventory consists of:

	June 30,	December 31,
	2010	2011

Purchased IC cards	$52,520	$212,607

There was no allowance made for obsolete or slow moving inventory as of June 30, 2012 and December 31, 2011.

5. Short Term Loan

The short-term loans due within one year as of June 30, 2012 and December 31, 2011 consist of the following:

			June 30,	December 31,
Bank	Loan Period	Interest rate	2012	2011

China Construction Bank	April 1, 2012 to March 26, 2013	12.46%	$158,506	$-

On March 27, 2012, the Company entered into a loan agreement with China Construction Bank for $158,506 (RMB 1,000,000), which was secured by director’s guarantee. The annual interest rate is approximately 12.46% and is due on March 26, 2013.

6. Income and Other Taxes Payable

Income and other tax payables consist of the following:

	June 30,	December 31,
	2012	2011

Business tax payable	$456,309	$605,274
Income tax	307,329	582,406
Withhold individual income tax payable	2,885	1,300
Other tax payable	95,822	127,229
Total	$862,345	$1,316,209

7. Due To a Shareholder (Related party loan)

	June 30,	December 31,
	2012	2011

Mr. Guo Di Shan, a shareholder of the Company	$2,388,597	$2,135,218

The amount due to Mr. Guo Di Shan is unsecured with no stated interest and payable on demand.

8. Disposal of fixed assets

The Company has relocated 13 existing internet cafes during the second quarter of 2012 and incurred loss on disposal of lease hold improvements approximately $0.53 million. At the end of 2011, Shenzhen China government redesigned industry districts. Some factories have moved following the new policy. The Company relocated those cafes to the new districts in order to keep its customers.

9. Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC.

During the three months ended June 30, 2012 and 2011, the Company recorded an income tax expense of approximately $0.32 million and $0.81 million, respectively. During the six months ended June 30, 2012 and 2011, the Company recorded an income tax expense of approximately $0.81 million and $1.37 million, respectively. The decrease of approximately in the Company’s income tax expense was primarily due to the decrease in profits of its PRC subsidiaries.

The effective tax rate increased by 7% from a 13% effective rate for the three months ended June 30, 2011 to a 20% effective rate for the three months ended June 30, 2012. The effective tax rate increased by 11% from a 23% effective rate for the six months ended June 30, 2011 to a 34% effective rate for the six months ended June 30, 2012. The increase in tax rate was mainly due to the change of unrealized gain or loss of derivative instruments.

For the three months ended June 30, 2012 and 2011, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Aggregate undistributed earnings of approximately $24 million as of June 30, 2012 of the Group's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

10. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments with respect to its employees in PRC. The pension expense was $ 6,507 and $6,299 for the six months ended June 30, 2012 and 2011, respectively. The pension expense was $3,055 and $3,473 for the three months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, there are 21,361,534 and 21,254,377 shares of Common Stock issued and outstanding respectively.

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

As of June 30, 2012 and December 31, 2011, there were 4,274,703 shares of Series A Preferred Stock outstanding, which were issued on February 22, 2011.

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At June 30, 2012, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

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

At June 30, 2012, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $258,407, $94,259 and $271,405, respectively, using a binomial model, based on the quoted market price of $0.31, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.17% to 0.29% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 179%. The aggregate change in the fair value of the derivative liabilities between December 31, 2011 and June 30, 2012 of $346,871 has been debited to income.

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

Consulting services and compensation

On January 1, 2012, the Company issued 300,000 common stock options exercisable at $0.64 per share vesting on January 1, 2012 to Potomac Investments, LLC for its service rendered. The options are exercisable until November 15, 2014. The company records the expense of the stock options over the related vesting period. The options were valued using the Binomial Model at the date of grant. The total fair market value at grant date is $108,000 based on the following assumptions: dividend yield: 0%; volatility: 164.33%, risk free rate: 0.36%, expected term: 3 years. All options remain outstanding at June 30, 2012.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the six months ended June 30, 2012:

	Preferred – Embedded Derivative	Warrants	Total
Beginning balance, December 31, 2010	$-	$-	$-
Issued – February 22, 2011	1,604,794	912,786	2,517,580
Fair value adjustments	(1,457,090)	(783,290)	(2,240,380)
Ending balance, December 31, 2011	$147,704	$129,496	$277,200
Fair value adjustments	123,701	223,170	346,871
Ending balance, June 30, 2012	$271,405	$352,666	$624,071

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

As of June 30, 2012, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2012	$1,265,582
2013	2,505,706
2014	2,437,865
2015	1,538,787
2016	401,021
2017	11,571
$8,160,532

During the three and six months ended June 30, 2012, rent expenses amounted to $655,011 and $1,121,110, respectively, of which $235,781 and $442,480 was recorded as cost of sales, respectively.

During the three and six months ended June 30, 2011, rent expenses amounted to $515,522 and $939,110, respectively, of which $473,378 and $862,552 was recorded as cost of sales, respectively.

14.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the six months ended June 30, 2012 and 2011.

At June 30, 2012 and December 2011, there was one supplier of consignment snacks and drinks in the amount of $149,120 and $100,480, respectively, which accounted for 100% and 100% of the Company’s accounts payable.

15.	Operating Risk and Uncertainties

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

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$1,228,610	$5,429,252	$1,557,169	$4,716,829
Dividend on preferred stock	(71,938)	(68,776)	(143,876)	(101,978)
Net income used in computing basic earnings per share	$1,156,672	$5,360,476	$1,413,293	$4,614,851

Basic weighted average shares outstanding	21,335,769	21,124,967	21,308,691	20,854,258
Basic earnings per share	$0.05	$0.25	$0.07	$0.22

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$1,156,672	$5,360,476	$1,413,293	$4,614,851
Dividend on preferred stock	71,938	68,776	143,876	101,978
Net income used in computing diluted earnings per share	$1,228,610	$5,360,476	$1,557,169	$4,716,829

Weighted average outstanding shares of common stock	21,335,769	21,124,967	21,335,769	20,854,258
Weighted average preferred stock	4,274,703	4,274,703	4,274,703	3,022,994
Diluted weighted average shares outstanding	25,610,472	25,399,670	25,610,472	23,877,252
Diluted earnings per share	$0.05	$0.21	$0.06	$0.20

Potential common shares outstanding as of June 30:
Series A preferred stock	4,274,703	4,274,703	4,274,703	4,274,703
Warrants	2,498,326	2,498,326	2,498,326	2,498,326
	6,773,029	6,773,029	6,773,029	6,773,029

During the three and six months ended June 30, 2012 and 2011, the average market price of the common stock during the period was less than the exercise price of the Warrants. Accordingly, the Warrants were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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

The following restatements impact the quarterly financial statements:

•	Decreased advisory fees expenses $338,942 and $115,683 for the six and three months ended June 30, 2011, respectively, and derivative financial instruments – day one loss approximately $1.12 million
•	Increased gain of derivative financial instrument in preferred stock and warrants approximately $0.39 million and $0.18 million, respectively, for the six months ended June 30, 2011
•	Increased gain of derivative financial instrument in preferred stock and warrants approximately $1.92 million and $1.00 million, respectively, for the three months ended June 30, 2011
•	Increased net income of approximately $2.0 million and $3.0 million for the six and three months ended June 30, 2011
•	Basic and diluted earnings per shares increased $0.10 and $0.04 per share for the six months ended June 30, 2011
•	Basic and diluted earnings per shares increased $0.14 and $0.12 per share for the three months ended June 30, 2011
•	Fair market value of financial instruments in preferred stock and warrants decreased approximately $4.18 million and $2.75 million, respectively
•	Additional paid in capital increased approximately $0.48 million and retained earnings increased
•	Preferred stock increased approximately $3.68 million from $0

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2011
	As restated	As previously reported	Changes
ASSETS
Current assets:
Cash	$16,424,142	$16,424,142	$-
Restricted cash	967,043	967,043	-
Rental deposit	68,614	68,614	-
Prepayment	15,782	15,782	-
Inventory	261,794	261,794	-
Deferred advisory fee	157,808	340,866	(183,058)
Deferred tax assets	65,241	65,241	-
Total current assets	17,960,424	18,143,482	(183,058)

Property, plant and equipment, net	11,692,619	11,692,619	-
Intangible assets, net	176,905	176,905	-
Rental deposit-long term portion	294,312	294,312	-
Total assets	$30,124,260	$30,307,318	$(183,058)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$154,727	$154,727	$-
Accounts payable	93,611	93,611	-
Deferred revenue	1,964,584	1,964,584	-
Payroll and payroll related liabilities	297,906	297,906	-
Income and other taxes payable	1,687,455	1,687,455	-
Accrued expenses	348,307	348,307	-
Amount due to a shareholder	1,896,569	1,896,569	-
Dividend payable on preferred stock	101,978	101,978	-
Derivative financial instrument - preferred stock	927,391	5,109,335	(4,181,944)
Derivative financial instrument - warrants	554,974	2,748,158	(2,193,184)
Total current liabilities	8,027,502	14,402,630	(6,375,128)

Commitments and contingencies (Note 17)
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0)	3,682,473	-	3,682,473
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,124,967 and 20,200,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	212	212	-
Additional paid in capital	1,553,969	1,069,049	484,920
Statutory surplus reserves	718,744	718,744	-
Retained earnings	15,114,305	13,089,628	2,024,677
Accumulated other comprehensive income	1,027,055	1,027,055	-
Total stockholders’ equity	22,096,758	15,904,688	6,192,070
Total liabilities and stockholders’ equity	$30,124,260	$30,307,318	$(183,058)

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

	For The Six Months Ended			For The three Months Ended
	June 30, 2011			June 30, 2011
	As restated	As previously reported	Changes	As restated	As previously reported	Changes

Revenue	$15,114,661	$15,114,661	$-	$8,625,080	$8,625,080	$-
Cost of revenue	9,067,523	9,067,523	-	5,072,181	5,072,181	-
Gross profit	6,047,138	6,047,138	-	3,552,899	3,552,899	-

Operating Expenses
General and administrative expenses	992,604	1,331,546	(338,942)	548,137	663,820	(115,683)
Total operating expenses	992,604	1,331,546	(338,942)	548,137	663,820	(115,683)

Income from operations	5,054,534	4,715,592	338,942	3,004,762	2,889,079	115,683

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-	(1,120,072)	1,120,072	-	-	-
Change in fair value of derivative financial instrument - preferred stock	677,403	289,148	388,255	2,116,729	194,841	1,921,888
Change in fair value of derivative financial instrument - warrants	357,812	180,404	177,408	1,120,455	123,365	997,090
Interest income	5,102	5,102	-	5,102	5,102	-
Interest expenses	(5,164)	(5,164)	-	(2,633)	(2,633)	-
Other expenses	(472)	(472)	-	(2,466)	(2,466)	-
Total non-operating income (expenses)	1,034,681	(651,054)	1,685,735	3,237,187	318,210	2,918,977
						-
Net income before income taxes	6,089,215	4,064,538	2,024,677	6,241,949	3,207,289	3,034,660
Income taxes	1,372,386	1,372,386		812,697	812,697	-
Net income attributable to China Internet Cafe Holdings Group, Inc.	4,716,829	$2,692,152	$2,024,677	5,429,252	$2,394,592	$3,034,660
Dividend on preferred stock	(101,978)	(101,978)	-	(68,776)	(68,776)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	4,614,851	2,692,152	1,922,699	5,360,476	2,325,816	3,034,660
						-
Other comprehensive income						-
Net income	$4,716,829	2,692,152	2,024,677	$5,429,252	2,394,592	3,034,660
Foreign currency translation	415,111	415,111	-	359,738	359,738	-
Net Comprehensive income	$5,131,940	$3,107,263	$2,024,677	$5,788,990	$2,754,330	$3,034,660
						-
Earnings per share						-
- Basic	0.22	0.12	0.10	0.25	0.11	0.14
- Diluted	0.2	0.12	0.08	0.21	0.10	0.12
Weighted average common stock outstanding
- Basic	20,854,258	20,854,258	-	21,124,967	21,124,967	-
- Diluted	23,877,252	20,854,258	3,022,994	25,399,670	21,124,967	4,274,703

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For The Six Months Ended
	June 30,2011
	As restated	As previously reported	Changes
Cash flows from operating activities
Net income	$4,716,829	$2,692,152	$2,024,677
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative financial instruments - day-one loss	-	1,120,072	(1,120,072)
Change in fair value of derivative financial instrument - preferred stock	(677,403)	(289,148)	(388,255)
Change in fair value of derivative financial instrument- warrants	(357,812)	(180,404)	(177,408)
Advisory fee	292,192	631,134	(338,942)
Depreciation	1,305,607	1,305,607	-
Amortization	18,386	18,386	-
Deferred tax assets	(64,556)	(64,556)	-
Changes in operating assets and liabilities:
Prepayment	(15,616)	(15,616)	-
Rental deposit	(64,595)	(64,595)	-
Inventory	(76,246)	(76,246)	-
Accounts payable	24,275	24,275	-
Deferred revenue	1,357,008	1,357,008	-
Payroll and payroll related liabilities	92,779	92,779	-
Income and other taxes payable	670,417	670,417	-
Accrued expenses	241,006	241,006	-
Amount due to a shareholder	1,414,776	1,414,776	-
Net cash provided by operating activities	8,877,045	8,877,045	-

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,626,368)	(4,626,368)	-
Receipt of loan receivable due to termination of an investment agreement	2,449,629	2,449,629	-
Net cash used in investing activities	(2,176,739)	(2,176,739)	-

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	5,675,614	-
Net cash flows provided by financing activities:	5,675,614	5,675,614	-

Effect of foreign currency translation on cash	211,398	211,398	-

Net increase in cash	12,587,318	12,587,318	-
Cash - beginning of period	3,836,824	3,836,824	-
Cash - end of period	$16,424,142	$16,424,142	$-

Cash paid during the period for:
Interest paid	$5,164	$5,164	$-
Income taxes paid	$942,480	$942,480	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:

Transfer of equipment deposits paid in property and equipment	$1,235,497	$1,235,497	$-
Dividend payable on preferred stock	$101,978	$101,978	$-
Advisory fee	$292,192	$631,134	$(338,942)

19.	Subsequent Event

As of June 30, 2012, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), we operate, in our belief, the largest internet café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 62 internet cafes in high traffic areas as of the date of this report. We focus on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically adult students and migrant workers, at reasonable prices. Although our cafes sell snacks, drinks, and game access cards, more than 95% of our revenue comes directly from selling internet access time to our computers.

During the quarter ended June 30, 2012, we focused on integrating and relocating our existing cafes and establishing new cafes in Shenzhen. We expect our future growth to be driven by a number of factors including:

1.	Our ability to expand our client base through promotion of our services

2.	Our ability to integrate cafes we acquired in the previous years

3.	Our ability to identify and integrate joint venture target companies in the coming years

For the quarter ended June 30, 2012, our revenue was approximately $6.88 million and our net profit was approximately $1.23 million, representing a decrease of 20% and 77%, respectively, from revenue of approximately $8.63 million and net income of approximately $5.43 million for the quarter ended June 30, 2011. As of June 30, 2012, we had 643 employees.

The below discussion of our performance is based upon the unaudited financial statements of China Internet Café Holdings Group, Inc. for the three and six months ended June 30, 2012 and 2011, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income. We believe as the Shenzhen municipal government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected by increased home computer and home game console ownership. We believe, however, the home computer and game console penetration rate is relatively low in the PRC as compared to that of the United States and Europe. In addition, young people in the PRC prefer internet cafes to home computers since it is a social place for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continuous revenue growth.

•	Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements of a national internet chain license, the Company's primary objective is to acquire and open at least 20 internet cafes in two provinces other than Guangdong province. The Company has conducted research in the south-western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan and is targeting these areas for acquisition purposes. The Company believes a national license is imperative for the development of a national market.

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

Upon the closing of the Reverse Acquisition, Xuezheng Yuan, our sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held with immediate effect and from his position as our sole director, effective August 13, 2010. Also upon the closing of the Reverse Acquisition, our Board of Directors increased its size from one to five members and Dishan Guo, Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang were appointed to fill the vacancies created by the resignation of Xuezheng Yuan. Mr. Dishan Guo's appointment became effective upon closing of the Reverse Acquisition, while the remaining appointments became effective on August 13, 2010. In addition, upon the closing of the Reverse Acquisition, our executive officers were replaced by the Classic Bond executive officers.

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

On February 22, 2011, in connection with a security purchase agreement between the Company and certain investors (the “Investors”), we closed a private placement (the “Offering”) of approximately $6.4 million from offering a total of 474,967 units at a purchase price of $13.50 per unit, each consisting of:(i) nine shares of the Company’s Preferred Shares, convertible on a one to one basis into nine shares of the Company’s Common Stock; (ii) one share of Common Stock; (iii) two three-year Series A Warrants, each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants, each exercisable for the purchase of one share of Common Stock at an exercise price of $3.00 per share. As a condition to the Offering, we agreed to grant certain registration rights to the Investors pursuant to a Registration Rights Agreement dated February 22, 2011.

In 2011, we opened 15 internet cafés. In the second quarter of 2012, we opened one internet cafe and relocated 13 existing cafes. In July of 2012, we opened another two internet cafes and are currently in the process of relocating another ten existing cafes to better business areas. As of the date of this report, we own 62 internet cafés within the city of Shenzhen in Guangdong province, PRC.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue:

	For The Three Months Ended
	June 30,
	2012		2011 Restated		Amount	%
		As percentage		As percentage	Change	change
Revenue	$6,875,909	100%	$8,625,080	100%	$(1,749,172)	-20%
Cost of revenue	4,938,105	72%	5,072,181	59%	(134,077)	-3%
Gross profit	1,937,804	28%	3,552,899	41%	(1,615,095)	-45%

Operating Expenses
General and administrative expenses	240,793	4%	548,137	6%	(307,344)	-56%
Loss on disposal of fixed assets	533,213	8%	-	0%	533,213	100%
Total operating expenses	774,006	11%	548,137	6%	225,869	41%

Income from operations	1,163,798	17%	3,004,762	35%	(1,840,964)	-61%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-
Change in fair value of derivative financial instrument - preferred stock	308,477	4%	2,116,729	-	(1,808,252)	-85%
Change in fair value of derivative financial instrument - warrants	83,109	1%	1,120,455	-	(1,037,346)	-93%
Interest income	6,195	0%	5,102	0%	1,093	21%
Interest expenses	(4,450)	0%	(2,633)	0%	(1,817)	69%
Other expenses	(12,327)	0%	(2,466)	0%	(9,861)	400%
Total non-operating income (expenses)	381,004	6%	3,237,187	38%	(2,856,183)	-88%

Net income before income taxes	1,544,802	22%	6,241,949	72%	(4,697,147)	-75%
Income taxes	316,192	5%	812,697	9%	(496,505)	-61%
Net income attributable to China Internet Cafe Holdings Group, Inc.	$1,228,610	18%	$5,429,252	63%	$(4,200,642)	-77%

Dividend on preferred stock	(71,938)	-1%	(68,776)	-	(3,162)	-5%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	1,156,672	17%	5,360,476	62%	(4,203,804)	-78%

Other comprehensive income
Net income	1,228,610	18%	5,429,252	63%	(4,200,642)	-77%
Foreign currency translation	(7,876)	0%	359,738	4%	(367,614)	-102%
Net Comprehensive income	$1,220,734	18%	$5,788,990	67%	$(4,568,256)	-79%

Comparison of the Quarters Ended June 30, 2012 and 2011

Revenue

Our revenue is primarily generated from the sales of prepaid IC cards with stored value that is deducted based on time usage of computers at our internet cafes. Revenue decreased approximately $1.75 million, or 20%, from approximately $8.63 million for the quarter ended June 30, 2011 to approximately $6.88 million for the quarter ended June 30, 2012. The decrease in revenue was mainly attributable to decrease in time usage of our computers in the internet cafes as a result of the relocation of 13 of our internet cafes in the quarter ended June 30, 2012. Starting from 2012, the Shenzhen local government has ordered certain factories to be relocated to new districts. In order to maintain our current customer base (primarily consisting of factory workers), we relocated 13 internet cafes to the districts where the factories are moved. Currently we are in the process of relocating another ten internet cafes and we expect our revenue will recover after the completion of relocation in the third quarter of 2012. We will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, business tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and business tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of revenue decreased by approximately $0.13 million, or 3%, to approximately $4.94 million for the quarter ended June 30, 2012 from approximately $5.07 million for the same period in 2011. As our fixed costs remained stable for the quarter ended June 30, 2012, the decrease was mainly attributable to decrease in business tax and surcharge due to the decrease in revenue in the quarter ended June 30, 2012 as compared to the same period in 2011.

Gross Profit

Gross profit is the difference between sales revenue and cost of revenue. Our gross profit decreased by approximately $1.62 million, or 45%, to approximately $1.94 million for the quarter ended June 30, 2012 from approximately $3.55 million for the same period in 2011. Gross profit as a percentage of sales was 28% for the quarter ended June 30, 2012, as compared to 41% for the same period in 2011. The decrease in our gross profit margin was mainly attributable to the increase in salary and benefits, rent, utilities, depreciation, and other costs as compared to the same period in 2011 as well as the decrease in revenue resulting from the relocation of our 13 internet cafes. The increase in salary and benefits, rent, depreciation, and other costs was mainly in connection with the opening of a new internet cafe in the quarter ended June 30, 2012. In addition, for the quarter ended June 30, 2012, we incurred more salary and benefits, rent, depreciation and other costs because we operated eight more internet cafes in the quarter ended June 30, 2012 as compared to the same period in 2011.

Operating Expenses

Operating expenses are composed of general and administrative expenses and loss on disposal of fixed assets. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our general and administrative expenses decreased by approximately $0.31 million, or 56% to approximately $0.24 million as compared to approximately $0.55 million for the quarter ended June 30, 2011. In the quarter ended June 30, 2011, we paid stock based compensation to our consultants in consideration of their services in connection with our private placement transaction in 2011 while in the quarter ended June 30, 2012, we did not incur such expenses. However, in the quarter ended June 30, 2012, we incurred loss of approximately $0.53 million resulting from disposal of lease hold improvement due to the relocation of 13 internet cafes as compared to $0 loss for the same period in 2011.The decrease in general and administrative expenses was offset by the loss on disposal of leasehold improvement and led to an increase in operating expenses of approximately $0.23 million, or 41%, to approximately $0.77 million for the quarter ended June 30, 2012 from approximately $0.55 million for the same period in 2011. We expect that our operating expenses will continue to increase in the third quarter due to our relocation of another ten internet cafes and will decrease after the completion of relocation of our internet cafes.

Non-Operating Income/Expenses

Other income decreased by approximately $2.86 million, or 88%, from approximately $3.24 million non-operating income, to approximately $0.38 million non-operating income for the quarter ended June 30, 2012 as compared to the same period in 2011. The decrease was primarily due to the lower unrealized gain of our derivative instruments for the quarter ended June 30, 2012 as compared to the same period in 2011.

Income before Income Taxes

Income before income taxes decreased by approximately $4.70 million, or 75%, to approximately $1.54 million for the quarter ended June 30, 2012 from approximately $6.24 million for the same period in 2011. The decrease in income before income taxes was mainly attributable to the decrease in revenue as a result of the relocation of the 13 internet cafes and a lower unrealized gain of our derivative instruments for the quarter ended June 30, 2012 as compared to the same period in 2011.

Income Taxes

Our income taxes decreased by approximately $0.50 million, or 61%, during the quarter ended June 30, 2012 to approximately $0.32 million from approximately $0.81 million during the same period in 2011. The primary reason for the decrease in income taxes was the decrease in income before income tax for the quarter ended June 30, 2012 as compared to the same period in 2011.

Net Income

Our net income decreased by approximately $4.20 million, or 77%, to approximately $1.23 million for the quarter ended June 30, 2012 from approximately $5.43 million during the same period in 2011 as a result of the factors described above. We expect to generate higher net profit after the completion of relocation of the internet cafes in the third quarter of 2012.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	For The Six Months Ended
	June 30,
	2012		2011		Amount	%
		As percentage		As percentage	change	change
Revenue	$14,010,113	100%	$15,114,661	100%	$(1,104,548)	-7%
Cost of revenue	9,943,536	71%	9,067,523	60%	876,013	10%
Gross profit	4,066,577	29%	6,047,138	40%	(1,980,561)	-33%

Operating Expenses
General and administrative expenses	810,687	6%	992,604	7%	(181,917)	-18%
Loss on disposal of fixed assets	533,213	4%	-	0%	533,213	100%
Total operating expenses	1,343,900	10%	992,604	7%	351,296	35%

Income from operations	2,722,677	19%	5,054,534	33%	(2,331,857)	-46%

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	(123,701)	-1%	677,403	-	(801,104)	-118%
Change in fair value of derivative financial instrument - warrants	(223,170)	-2%	357,812	-	(580,982)	-162%
Interest income	9,925	0%	5,102	0%	4,823	95%
Interest expenses	(4,450)		(5,164)	0%	714	-14%
Other expenses	(12,470)	0%	(472)		(11,998)	2,542%
Total non-operating income (expenses)	(353,866)	-3%	1,034,681	7%	(1,388,547)	-134%

Net income before income taxes	2,368,811	17%	6,089,215	40%	(3,720,404)	61%
Income taxes	811,642	6%	1,372,386	9%	(560,744)	-41%
Net income attributable to China Internet Cafe Holdings Group, Inc.	1,557,169	11%	4,716,829	31%	(3,159,660)	67%

Dividend on preferred stock	(143,876)	-1%	(101,978)	-	(41,898)	41%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$1,413,293	10%	$4,614,851	31%	$(3,201,558)	-69%

Other comprehensive income
Net income	$1,557,169	11%	4,716,829	31%	$(3,159,660)	-67%
Foreign currency translation	172,182	1%	415,111	3%	(242,929)	-59%
Net Comprehensive income	$1,729,351	12%	$5,131,940	34%	$(3,402,589)	-66%

Comparison of Six Months Ended June 30, 2012 and 2011

Revenue

Revenue decreased by approximately $1.10 million, or 7%, to approximately $14.01 million for the six months ended June 30, 2012 from $15.11 million for the same period in 2011. The decrease in revenue was mainly attributable to decrease in time usage of our computers in the internet cafes. Starting from 2012, the Shenzhen local government has ordered certain factories to be relocated to new districts. In order to maintain our current customer base, we relocated 13 internet cafes to the districts where the factories are moved. We are currently in the process of relocating another ten internet cafes and we expect our revenue will recover after the completion of relocation in the third quarter of 2012. We will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility business tax and surcharge. Our cost of revenue increased by approximately $0.88 million, or 10%, to approximately $9.94 million for the six months ended June 30, 2012 from approximately $9.07 million for the same period in 2011. The increase for the six months ended June 30, 2012 was mainly attributable to increase in depreciation, rent, utilities, and labor cost associated with the newly opened internet cafes in the third and fourth quarter of 2011, which we did not incur these expenses for the same period of 2011.

Gross Profit

Gross profit is the difference between sales revenue and cost of sales. Our gross profit decreased by approximately $1.98 million, or 33%, to approximately $4.07 million for the six months ended June 30, 2012 from approximately $6.05 million for the same period in 2011. Gross profit as a percentage of sales was 29% for the six months ended June 30, 2012, as compared to 40% for the same period in 2011. The decrease in our gross profit margin was mainly attributable to (1) the increase in salary, depreciation, and other costs as compared to the same period in 2011, (2) costs incurred from the opening of one new internet cafe in the quarter ended June 30, 2012 and the operations of eight cafes we opened in late 2011 and (3) decrease in revenue because of the relocation of our 13 cafes. Our management expects the gross profit margin to improve after the completion of the relocation by the end of the third quarter of 2012.

Operating Expenses

Operating expenses are composed of general and administrative expenses and loss on disposal of fixed assets. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Operating expenses increased by approximately $0.35 million, or 35%, to approximately $1.34 million for the six months ended June 30, 2012 from approximately $0.99 million for the same period in 2011. The increase was mainly attributable to the loss resulting from disposal of lease hold improvement due to the relocation of 13 cafes in the quarter ended June 30, 2012. We expect that our operating expenses will increase as we are currently relocating another ten internet cafes and thus will incur more loss in the third quarter of 2012 due to disposal of lease hold improvement.

Non-Operating Income/Expenses

Other income decreased by approximately $1.39 million, or 134%, to expense of approximately $0.35 million for the six months ended June 30, 2012 from income of approximately $1.03 million for the same period in 2011. The significant decrease was due to the decrease of approximately $1.38 million in the fair value of derivative instruments from a gain of approximately $1.03 million for the six months ended June 30, 2011 to a loss of approximately $0.35 million for the same period in 2012.

Income before Income Taxes

Income before income taxes decreased by approximately $3.72 million, or 61%, to approximately $2.37 million for the six months ended June 30, 2012 from approximately $6.09 million for the same period in 2011. The decrease in income before income tax was mainly attributable to the increase in cost of revenue incurred from the newly opened internet cafes, a loss incurred from the disposal of fixed assets, and the decrease in fair value of our derivative instruments.

Income Taxes

Our income taxes decreased by approximately $0.56 million, or 41%, during the six months ended June 30, 2012 to approximately $0.81 million from approximately $1.37 million during the same period in 2011. The primary reasons for the decrease in income taxes were the decrease in income before income tax as a result of decrease in revenue and increase in cost of revenue.

Net Income

Our net income decreased by approximately $3.16 million, or 67%, to approximately $1.56 million for the six months ended June 30, 2012 from approximately $4.72 million for the same period in 2011 as a result of the factors described above. We expect to generate higher net profit after the completion of the relocation of our internet cafes by the end of the third quarter of 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of approximately $22.32 million. The following table provides detailed information about our net cash flow for each financial statement period presented in this report:

Cash Flow

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$3,839,490	$8,877,045
Net cash used in investing activities	(1,411,893)	(2,176,739)
Net cash provided by financing activities	158,662	5,675,614
Effect of foreign currency translation on cash and cash equivalents	108,100	211,398
Net cash flows	2,694,359	12,587,318

Operating Activities

Net cash provided by operating activities was approximately $3.84 million for the six months ended June 30, 2012, as compared to approximately $8.88 million for the same period in 2011. The variance in cash provided by operating activities for the six months ended June 30, 2012 was mainly attributable to (1) a decrease in net income of approximately $3.16 million and deferred revenue of approximately $1.53 million as compared to the same period in 2011 due to the relocation of 13 cafes; (2) a decrease in tax payable of approximately $0.46 million due to decrease in net income; and (3) an increase in accrued expenses of approximately $0.19 million as a result of a penalty for delay in effectively registering securities sold in our private placement in February 2011.

Investing Activities

Net cash used in investing activities was approximately $1.41 million for the six months ended June 30, 2012, as compared to approximately $2.18 million for the same period in 2011. For the six months ended June 30, 2012, we spent approximately $1.41 million on acquisition of computers and equipment and lease hold improvements for the new cafe and the relocated 13 cafes. For the same period in 2011, we spent approximately $4.63 million on acquisition of computers and lease hold improvements for 13 newly opened cafes. In addition, we terminated an acquisition agreement in the six months ended June 30, 2011 and the deposit in connection with the acquisition of approximately $2.45 million was returned to the Company.

Financing Activities

Net cash provided by financing activities was approximately $0.16 million for the six months ended June 30, 2012, as compared to approximately $5.68 million for the same period in 2011. The Company conducted a securities offering in February 2011 and received the proceeds of approximately $5.68 million while in the six months ended June 30, 2012, the Company took out a short-term loan of approximately $0.16 million (RMB 1,000,000) from China Construction Bank.

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

Revenue Recognition

Internet café members purchase prepaid IC cards, which include stored value that will be deducted based on time usage of computers at the internet café. Revenues derived from the prepaid IC cards at the internet café are recognized when services are provided. This is based upon usage of computer time at the internet café. Outstanding customer balances in the IC cards are included in deferred revenue on the balance sheets. The Company does not charge any service fees that will cause a decrement to customer balances. There is no expiration date for our IC cards.

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the items are sold to customers.

Cost of Goods Sold

Cost of goods sold consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafés including rental payments, utilities, business taxes and surcharges. Our internet surfing business tax is 25% on gross revenue generated from our internet cafés. Other surcharges are an education surcharge of 3%, a city development surcharge of 1%, a culture development surcharge of 3%, and a snacks and drinks business tax of 5%. All surcharges are calculated on the basis of business tax amount.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards. The outstanding customer balances were $1,921,114 and $2,084,086 as at June 30, 2012 and December 31, 2011, respectively, and were included in deferred revenue on the balance sheets. Our management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of June 30, 2012.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2012	June 30, 2011
Quarter ended RMB : USD exchange rate (closing buying rate)	6.3089	6.4630
Six months average RMB : USD exchange rate (average ask rate)	6.3027	6.5316

December 31, 2011
Year ended RMB : USD exchange rate (closing buying rate)	6.3523
Average yearly RMB : USD exchange rate (average ask rate)	6.4544

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) for the quarter ended June 30, 2012. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended June 30, 2012 as a result of the material weaknesses identified in our internal control over financial reporting.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management for the quarter ended June 30, 2012, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective for the quarter ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to the management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2012, the Company issued an aggregate of 53,287 shares of unregistered common stock to holders of its Series A Convertible Preferred Stock (“Preferred Stock”).

The Preferred Stock was issued in a private placement on February 22, 2011. Pursuant to the Certificate of Designation, Preferences and Rights for the Preferred Stock, the Company must pay a quarterly dividend at an annual rate of 5% for each outstanding share of Preferred Stock either in cash or by issuing to the holders of Preferred Stock such number of additional shares of Common Stock which when multiplied by $1.35, would equal the amount of such quarterly dividend not paid in cash. The board of directors of the Company has decided to pay the dividends by issuing restricted Common Stock to the holders of Preferred Stock.

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

(1) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 9, 2010.

(2) Incorporated by reference to our Registration Statement on Form SB-2 filed on August 30, 2006.

(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 3, 2010.

(4) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on June 30, 2008.

(5) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 28, 2010.

(6) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2011.

(7) The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(8) Pursuant to Rule 405(a)(2) of Regulation S-T, the Company is relying upon the applicable 30-day grace period for the initial filing of its Interactive Date File required to contain detail-tagged footnotes or schedules. The Company intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q with the 30-day period.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: August 14, 2012
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

