Form 10-Q/A
period 2012-06-30
China Internet Cafe Holdings Group, Inc.
filed 2012-08-16
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

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

#1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City, Longgang District

Shenzhen, Guangdong Province, People’s Republic of China 518172

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: 86-755-8989-6008

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

Explanatory Note

This Amendment No. 1 to China Internet Café Holdings Group, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 14, 2012, is being filed solely to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibits 101 to this Amendment No. 1 to Form 10-Q furnish the following items in Extensible Business Reporting Language:  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Company’s Consolidated Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibits 101 described above.  This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II - OTHER INFORMATION

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

(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 3, 2010.

(4) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on June 30, 2008.

(5) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 28, 2010.

(6) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2011.

(7) The Exhibits attached to this Form 10-Q/A shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(8) Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.  The XBRL-related information in Exhibits 101 to this Amendment No. 1 to Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: August 16, 2012
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)