Form 10-K/A
period 2010-12-31
China Internet Cafe Holdings Group, Inc.
filed 2012-08-17
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K/A

(Amendment No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K (this “Amendment”) amends the Transition Report on Form 10-K for the transition period from July 1, 2010 to December 31, 2010, filed on March 31, 2011 (the “Original 10-K”) of China Internet Café Holdings Group, Inc. (the “Company”) and amended by Amendment No. 1 on August 16, 2011 and Amendment No. 2 on June 11, 2012.  Specifically, the amendments include:

•	Revision to Note 15 to the Financial Statements and Item 9A. Controls and Procedures.

This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 31, 2011. The Original 10-K has not been amended or updated to reflect events occurring after March 31, 2011, except as specifically set forth in this Amendment and Amendments No. 1 and No. 2.

TABLE OF CONTENTS

		Page
PART II
Item 8.	Financial Statements and Supplementary Data	1
Item 9A.	Controls and Procedures	2

PART IV
Item 15.	Exhibits and Financial Statement Schedules	3

1

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

14.  Cost of revenue

Cost of revenue consists of the following:

	For The Years ended
	December 31
	2010	2009
Cost of revenue consists of
Depreciation and amortization	$1,615,096	$1,276,415
Salary	1,746,098	830,944
Rent	1,089,910	814,954
Utility	1,541,090	1,367,545
Business tax and surcharge	4,839,276	3,319,554
Others	991,986	800,115

	$11,823,456	$8,409,527

15.  Income Tax

The components of income before income taxes from continuing operations consisted of the following:

	2010	2009
	US$	US$

Income (loss) subject to domestic income taxes only	(626,899)	-
Income (loss) subject to foreign income taxes only	8,192,862	5,456,711
	7,565,963	5,456,711

The Company is subject to U.S. federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes in China. The provision for income taxes from continuing operations consisted of the following:

F-19

	2010	2009
	US$	US$

Current:
Federal	-	-
State	-	-
PRC	1,819,380	1,068,262
	1,819,380	1,068,262
Deferred:
Federal	-	-
State	-	-
PRC	-	-
Total provision for income taxes	1,819,380	1,068,262

On March 16, 2007, the National People's Congress enacted a new enterprise income tax law (“New EIT Law”), which took effect on January 1, 2008. The New EIT Law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. While the New EIT Law equalizes the tax rates for foreign invested enterprises and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged economic sectors in PRC. Based on Circular 39—Circular on the Implementation of the Preferential Policies for Corporate Income Tax during the Transition Period, which was issued by the PRC State Council in 2007, enterprises that previously enjoyed a preferential tax rate, would transit to the statutory enterprise income tax rate of 25% over five years starting from January 1, 2008. During this transition period, for enterprises which previously enjoyed preferential tax rate of 15%, the applicable tax rate would increase to 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011 and 25% for 2012.

Prior to 2008, Junlong enjoyed a preferential tax rate of 15% as a foreign invested enterprise because it was located in Shenzhen Special Economic Zone. Under the New EIT Law, Junlong was no longer entitled to 15% preferential tax rate but still enjoyed the reduced transitional tax rate at 20% for 2009 and 22% for 2010.

The aggregate dollar effect of preferential tax rate is as follows:

	2010	2009
Aggregate dollar effect of tax holiday	(245,786)	(272,836)
Per share effect—basic	$0.01	$0.01
Per share effect—diluted	$0.01	$0.01

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income from continuing operations before income taxes:

	2010	2009
	US$	US$

Tax at federal statutory rate	1,891,491	1,364,178
Loss not benefited	156,725	-
PY true-ups	16,950	(23,080)
Tax holiday	(245,786)	(272,836)
	1,819,380	1,068,262

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2010	2009
	US$	US$

DTA:
PRC Deferred assets - others	-	-
Deferred assets - NOL	137,918	-
Total Deferred assets	137,918	-
Total Gross DTA	137,918	-
Valuation allowance	(137,918)	-
Net deferred assets	-	-

The Company has recorded a valuation allowance against all of its US deferred tax assets at December 31, 2010. In accordance with ASC 740 Accounting for Income Taxes, based on all available evidence, including the Company’s historical results and the forecast of its future income, it is more likely than not that its US entity will not be able to realize its deferred tax assets, and that all of its PRC entities will be able to realize the deferred tax assets.

For U.S. federal income tax purposes, the Company has net operating loss or NOL carry forwards of approximately $0.16 million at December 31, 2010, respectively. The 2010 net operating loss carry forwards will expire after 20 years beginning 2028, if not utilized. The company also has no net operating loss carry forwards for PRC enterprise income tax purposes, at December 31, 2010, respectively.

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008. The New EIT Law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday. On December 26, 2007, the PRC State Council issued the Notice of the State Council Concerning Implementation of Transitional Rules for Enterprise Income Tax Incentives (“Circular 39”). Based on Circular 39, certain specifically listed categories of enterprises which enjoyed a preferential tax rate are eligible for a graduated rate increase to 25% over the 5-year period beginning from January 1, 2008.

Undistributed earnings of the Company’s PRC subsidiary amounted to approximately $12 million as of December 31, 2010. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes. The PRC tax authorities have clarified that dividend distributions made out of pre-January 1, 2008 retained earnings will not be subject to withholding taxes.

The Company and its subsidiaries are subject to taxation in the U.S. and the PRC. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2006. The tax authorities in the PRC may examine the tax returns of the Company three years after its fiscal year ended.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of December 31, 2010, our internal control over financial reporting was not effective.

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

2

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

3

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

4

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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 17, 2012

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer & Chief Financial Officer (Principal Executive Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer, Chief Financial
Officer, and Chairman of the Board (principal
/s/ Dishan Guo	executive officer and principal financial officer)	August 17, 2012
Dishan Guo

/s/ Zhenquan Guo	Director	August 17, 2012
Zhenquan Guo

/s/ Lei Li	Director	August 17, 2012
Lei Li

/s/ Wenbin An	Director	August 17, 2012
Wenbin An

/s/ Lizong Wang	Director	August 17, 2012
Lizong Wang

6