Form 10-Q/A
period 2011-03-31
China Internet Cafe Holdings Group, Inc.
filed 2012-08-17
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 3)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 23, 2011, there are 21,124,967 shares of $0.00001 par value common stock (the “Common Stock”) issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-Q (this “Amendment No. 3”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 23, 2011 (the “Original 10-Q”) of China Internet Café Holdings Group, Inc. (the “Company”), as amended by Amendment No. 1 filed on August 16, 2011 and Amendment No. 2 filed on June 14, 2012.

For convenience, this Amendment No. 3 sets forth the Original 10-Q in its entirety, as amended where necessary to reflect the following amendment:

•	We have revised our disclosure concerning income tax in note 14 Income Tax to the financial statements.

•	We have revised our disclosure on the factors that may affect our financial performance under the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment No. 3 should be read in conjunction with the Original 10-Q, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on May 23, 2011. The Original 10-Q has not been amended or updated to reflect events occurring since the Original 10-Q, except as specifically set forth in this Amendment No. 3 and Amendments No. 1 and No. 2.

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

During the three months ended March 31, 2011 and 2010, the Company recorded an income tax expense of approximately $0.56 million and $0.33 million, respectively. The increase of approximately $0.23 million in the Company’s income tax expense was primarily due to the increase in profits of its PRC subsidiaries.

The effective tax rate decreased by 22% from a 22% effective rate for the three months ended March 31, 2010 to a 0% effective rate for the three months ended March 31, 2011. The significant decrease in tax rate was mainly due to the change of unrealized gain or loss of derivative instruments

For the three months ended March 31, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Aggregate undistributed earnings of approximately $14 million as of March 31, 2011 of the Group's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

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

	For The Three Months Ended March 31,
	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net (loss)/income	$(712,423)	$1,157,138
Dividend on preferred stock	(33,202)	-
Net (loss)/income used in computing basic earnings per share	$(745,625)	$1,157,138

Basic earnings per share	$(0.04)	$0.06

Basic weighted average shares outstanding	20,580,542	19,000,000

	For The Three Months Ended March 31,
	2011	2010
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$(745,625)	$1,157,138
Dividend on preferred stock	33,202	-
Net (loss)/income used in computing diluted earnings per share	$(712,423)	$1,157,138

Diluted earnings per share	$(0.04)	$0.06

Weighted average outstanding shares of common stock	20,580,542	19,000,000
Preferred stock and contingently issuable shares	1,947,365	-
Warrants and contingently issuable shares	-	-
Diluted weighted average shares outstanding	22,527,907	19,000,000

Potential common shares outstanding as of March 31:
Series A preferred stock	4,274,703	-
Warrants	2,498,326	-
	6,773,029	-

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

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income. We believe as the Shenzhen government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected with increased home computer and home console ownership. We believe, however, the home computer and console penetration rate is relatively low in China as compared to that of the United States and Europe. In addition, we believe internet cafes appeal to younger demographics because the cafes are a social gathering area for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•	Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements to acquire a national internet chain license, the Company’s primary objective is to establish or acquire at least 20 internet cafes in two provinces other than Guangdong Province. The Company has conducted research in the South Western provinces including Chongqing, Sichuan, Guizhou, and Yunnan and is focusing on these areas for future internet café establishment and acquisition purposes. The Company believes the national license is imperative for the development of a nationwide market.
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
Date: August 17, 2012.
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)
14