Form 10-Q/A
period 2011-06-30
China Internet Cafe Holdings Group, Inc.
filed 2012-08-20
CIK 1373846

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

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-Q (this “Amendment No. 3”) amends the Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed on August 15, 2011 (the “Original 10-Q”) of China Internet Café Holdings Group, Inc. (the “Company”), as amended by Amendment No. 1 filed on August 17, 2011 and Amendment No. 2 filed on June 14, 2012.

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

During the three months ended June 30, 2011 and 2010, the Company recorded an income tax expense of approximately $0.81 million and $0.43 million, respectively. During the six months ended June 30, 2011 and 2010, the Company recorded an income tax expense of approximately $1.37 million and $0.77 million, respectively. The increase in the Company’s income tax expense was primarily due to the increase in profits of its PRC subsidiaries.

The effective tax rate decreased by 9% from a 22% effective rate for the three months ended June 30, 2010 to a 13% effective rate for the three months ended June 30, 2011. The effective tax rate increased by 1% from a 22% effective rate for the six months ended June 30, 2010 to a 23% effective rate for the six months ended June 30, 2011.

For the three months ended June 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Aggregate undistributed earnings of approximately $16 million as of June 30, 2011 of the Group's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

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

Date: August 20, 2012.
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

