Form 10-Q/A
period 2011-09-30
China Internet Cafe Holdings Group, Inc.
filed 2012-08-20
CIK 1373846

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q (this “Amendment No. 2”) amends the Quarterly Report on Form 10-Q/A for the period ended September 30, 2011 filed on November 21, 2011 (the “Original 10-Q”) of China Internet Café Holdings Group, Inc. (the “Company”), as amended by Amendment No. 1 filed on June 14, 2012.

For convenience, this Amendment No. 2 sets forth the Original 10-Q in its entirety, as amended where necessary to reflect the following amendment:

•	We have revised our disclosure concerning income tax in note 9 Income Tax to the financial statements.

•	We have revised our disclosure on the factors that may affect our financial performance under the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

9. Income Tax

During the three months ended September 30, 2011 and 2010, the Company recorded an income tax expense of approximately $0.80 million and $0.57 million, respectively. During the nine months ended September 30, 2011 and 2010, the Company recorded an income tax expense of approximately $2.17 million and $1.34 million, respectively. The increase in the Company’s income tax expense was primarily due to the increase in profits of its PRC subsidiaries.

The effective tax rate decreased by 6% from a 26% effective rate for the three months ended September 30, 2010 to a 20% effective rate for the three months ended September 30, 2011. The effective tax rate decreased by 2% from a 24% effective rate for the nine months ended September 30, 2010 to a 22% effective rate for the nine months ended September 30, 2011.

For the three months ended September 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Aggregate undistributed earnings of approximately $19 million as of September 30, 2011 of the Group's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	The Exhibits attached to this Form 10-Q/A shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: August 20, 2012
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal
Executive Officer) and Chief Financial Officer
(Principal Financial Officer)
17