Form 10-K/A
period 2011-12-31
China Internet Cafe Holdings Group, Inc.
filed 2012-08-20
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________________

Commission file number: 000-52832

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0500738
State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City Longgang District, Shenzhen, Guangdong Province, People’s Republic of China	518172
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-755- 89896008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Transition Report on Form 10-K/A for the year ended December 31, 2011, filed on March 30, 2012 (the “Original 10-K”) of China Internet Café Holdings Group, Inc. (the “Company”).  Specifically, the amendments include:

•	Revision to Note 15 to the Financial Statements and Item 9A. Controls and Procedures.
•	Revision to the number of shares of issued and outstanding common stock and Consolidated Statements Of Stockholders’ Equity

This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 30, 2012. The Original 10-K has not been amended or updated to reflect events occurring after March 30, 2012, except as specifically set forth in this Amendment.

2

TABLE OF CONTENTS

		Page

PART II
Item 8.	Financial Statements and Supplementary Data	F-1
Item 9A.	Controls and Procedures	4

PART IV
Item 15.	Exhibits and Financial Statement Schedules	5

3

PART II

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 30, 2012

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$19,629,680	$3,836,824
Restricted cash	-	945,280
Loan receivable	-	2,419,916
Rental deposit	86,580	55,512
Equipment deposit	994,732	1,300,650
Inventory	212,607	180,582
Deferred tax assets	69,405	-
Total current assets	20,993,004	8,738,764

Property, plant and equipment, net	13,000,745	6,848,342
Intangible assets, net	161,083	191,087
Rental deposit-long term portion	314,736	235,509
Total assets	$34,469,568	$16,013,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$-	$151,245
Accounts payable	100,480	69,373
Registration penalties payable	448,844	-
Deferred revenue	2,084,086	579,822
Payroll and payroll related liabilities	323,286	199,548
Income and other taxes payable	1,316,209	987,194
Accrued expenses	365,696	102,018
Amount due to a shareholder	2,135,218	465,741
Dividend payable on preferred stock	72,729	-
Derivative financial instrument - preferred stock	147,704	-
Derivative financial instrument - warrants	129,496	-
Total current liabilities	7,123,748	2,554,941

Commitments and contingencies (Note 20)
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0)	3,682,473	-
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,354,377 and 20,200,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively)	212	202
Additional paid in capital	1,728,726	1,628,417
Statutory surplus reserves	718,744	718,744
Retained earnings	19,760,289	10,499,454
Accumulated other comprehensive income	1,455,376	611,944
Total stockholders’ equity	23,663,347	13,458,761
Total liabilities and stockholders’ equity	$34,469,568	$16,013,702

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Year Ended
	December 31,
	2011	2010

Revenue	$32,597,144	$20,460,459
Cost of revenue	20,270,919	11,823,456
Gross profit	12,326,225	8,637,003
Operating Expenses
General and administrative expenses	2,274,760	634,739
Total operating expenses	2,274,760	634,739

Income from operations	10,051,465	8,002,264

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	1,457,090	-
Change in fair value of derivative financial instrument – warrants	783,290	-
Interest income	12,439	8,265
Interest expenses	(9,303)	(9,437)
Other expenses	(563)	(43)
Reorganizational expenses		(435,086)
Total non-operating income (expenses)	2,242,953	(436,301)

Income before income taxes	12,294,418	7,565,963
Income taxes	2,786,097	1,819,380
Net income	9,508,321	5,746,583

Dividend on preferred stock	(247,486)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$9,260,835	$5,746,583

Other comprehensive income
Net income	$9,508,321	$5,746,583
Foreign currency translation	843,432	400,949
Total comprehensive income	$10,351,753	$6,147,532

Earnings per share
- Basic	$0.44	$0.29
- Diluted	$0.39	$0.29
Weighted average common stock outstanding
- Basic	21,025,803	19,601,644
- Diluted	24,691,507	19,601,644

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common stock		Additional			other
	Number of		paid-in	Statutory	Retained	comprehensive	Total
	shares	Amount	capital	reserves	Earnings	income	Stockholders’Equity

Balance at December 31, 2008	19,000,000	$190	$1,367,032	$399,802	$683,364	$202,037	$2,652,425
Contributed capital by existing shareholders	-	-	6,452	-	-	-	6,452
Transfers to statutory reserves	-	-	-	318,942	(318,942)	-	-
Net income for the year	-	-	-	-	4,388,449	-	4,388,449
Foreign currency translation difference	-	-	-	-	-	8,958	8,958
Balance at December 31, 2009	19,000,000	190	1,373,484	718,744	4,752,871	210,995	7,056,284
Contributed capital by existing shareholders	-	-	251,612	-	-	-	251,612
Reorganization for reverse merger	1,200,000	12	3,321	-	-	-	3,333
Net income for the year	-	-	-	-	5,746,583	-	5,746,583
Foreign currency translation difference	-	-	-	-	-	400,949	400,949
Balance at December 31, 2010	20,200,000	202	1,628,417	718,744	10,499,454	611,944	13,458,761
Issuance of common stock	924,967	10	100,309	-	-	-	100,319
Preferred stock dividend	129,410	-	-	-	(247,486)	-	(247,486)
Net income for the year	-	-	-	-	9,508,321	-	9,508,321
Foreign currency translation difference	-	-	-	-	-	843,432	843,432
Balance at December 31, 2011	21,254,377	$212	$1,728,726	$718,744	$19,760,289	$1,455,376	$23,663,347

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

Classic Bond is in the business of operating internet cafés, throughout the Longang District of Shenzhen in Province of Guangdong of People's Republic of China ("PRC"). The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary of the Company located in the PRC: Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) and (b) an entity located in the PRC: Shenzhen Junlong Culture Communication Co., Ltd. (“Junlong’), which is controlled by the Company through contractual arrangements between Zhonghefangda and Junlong, as if Junlong were a wholly-owned subsidiary of the Classic Bond.

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

Our intangible assets consist of definite-lived assets subject to amortization such as Business License and Customer Lists. The useful lives of the Business License are 9 to 15 years and we amortized the customer lists by 5 years. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the useful lives of the related intangible assets.

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

5. Restricted Cash

Bank deposits held by:

	December 31,	December 31,
	2011	2010
Mr. Fangrong, Zheng – Anshun city in Guizhou province	$-	$945,280
	$-	$945,280

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

14. Cost of revenue

Cost of revenue consists of the following:

	For The Year Ended
	December 31,
	2011	2010
Cost of revenue consists of
Depreciation and amortization	$2,368,935	$1,615,096
Salary	2,446,447	1,746,098
Rent	1,886,295	1,089,910
Utility	2,143,416	1,541,090
Business tax and surcharge	7,841,367	4,839,276
Others	3,584,459	991,986
	$20,270,919	$11,823,456

15. Income Tax

The components of income before income taxes from continuing operations consisted of the following:

	2011	2010
	US$	US$

Income (loss) subject to domestic income taxes only	685,681	(626,899)

Income (loss) subject to foreign income taxes only	11,608,737	8,192,862

	12,294,418	7,565,963

The Company is subject to U.S. federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes in China. The provision for income taxes from continuing operations consisted of the following:

	2011	2010
	US$	US$

Current:

Federal	-	-

State	-	-

PRC	2,855,502	1,819,380

	2,855,502	1,819,380

Deferred:

Federal	-	-

State	-	-

PRC	(69,405)	-

Total provision for income taxes	2,786,097	1,819,380

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

Prior to 2008, Junlong enjoyed a preferential tax rate of 15% as a foreign invested enterprise because it was located in Shenzhen Special Economic Zone. Under the New EIT Law, Junlong was no longer entitled to 15% preferential tax rate but still enjoyed the reduced transitional tax rate at 22% for 2010 and 24% for 2011.

The aggregate dollar effect of preferential tax rate is as follows:

	2011	2010
Aggregate dollar effect of tax holiday	(116,087)	(245,786)

Per share effect—basic	$0.01	$0.01

Per share effect—diluted	$-	$0.01

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income from continuing operations before income taxes:

	2011	2010
	US$	US$

Tax at federal statutory rate	3,073,604	1,891,491

Permanent differences	(560,095)	-

Loss not benefited	388,675	156,725

Prior year true ups	-	16,950

Tax holiday	(116,087)	(245,786)

	2,786,097	1,819,380

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2011	2010
	US$	US$

DTA:

Deferred assets - others	69,405	-

Deferred assets - NOL	666,516	137,918

Total Deferred assets	735,921	137,918

Total Gross DTA	735,921	137,918

Valuation allowance	(666,516)	(137,918)

Net deferred assets	69,405	-

The Company has recorded a valuation allowance against all of its US deferred tax assets at December 31, 2011 and 2010. In accordance with ASC 740 Accounting for Income Taxes, based on all available evidence, including the Company’s historical results and the forecast of its future income, it is more likely than not that its US entity will not be able to realize its deferred tax assets, and that all of its PRC entities will be able to realize the deferred tax assets.

For U.S. federal income tax purposes, the Company has net operating loss, or NOL carry forwards of approximately $0.69 million and $0.16 million, at December 31, 2011 and 2010, respectively. The 2011 net operating loss carry forwards will expire after 20 years beginning 2029 and the 2010 net operating loss carry forwards will expire after 20 years beginning 2028, if not utilized. The Company has no net operating loss carry forwards for PRC enterprise income tax purposes, at December 31, 2011 and 2010, respectively.

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

Undistributed earnings of the Company’s PRC subsidiary amounted to approximately $21 million as of December 31, 2011. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes. The PRC tax authorities have clarified that dividend distributions made out of pre-January 1, 2008 retained earnings will not be subject to withholding taxes.

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

	For The Years Ended Dec 31,
	2011	2010
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income	$9,508,321	$5,746,583
Dividend on preferred stock	(247,486)	-
Net income used in computing basic earnings per share	$9,260,835	$5,746,583

Basic weighted average shares outstanding	21,025,803	19,601,644
Basic earnings per share	$0.44	$0.29

	For The Years Ended Dec 31,
	2011	2010
DILUTED

Numerator for diluted earnings per share attributable to the Company’s common stockholders:

Net income	$9,260,835	$5,746,583
Dividend on preferred stock	247,486	-
Net income used in computing diluted earnings per share	$9,508,321	$5,746,583

Weighted average outstanding shares of common stock	20,990,725	19,601,644
Weighted average preferred stock	3,665,704	-
Diluted weighted average shares outstanding	24,691,507	19,601,644
Diluted earnings per share	$0.39	$0.29

Potential common shares outstanding as of December 31:
Series A preferred stock	4,274,703	-
Warrants	2,498,326	-
	6,773,029	-

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

Purchase of Plant & Equipment of a total consideration of $1.24 million

During the fiscal year ended December 31, 2011, the Company signed six contracts for leasehold improvement and to purchase of equipment for the three internet cafes under construction, totaling $1,243,416 (representing RMB7,898,549). As of December 31, 2011, the Company paid $994,732 (representing RMB6,318,839) was recorded in Equipments Deposits for those leasehold improvement and equipments not delivered yet.

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

FINANCIAL INFORMATION OF CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Condensed Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS

Current assets:

Cash and cash equivalent	$44,618	$-
Rental deposit	3,333	3,333
Due from subsidiaries	5,959,933	-
Investment in subsidiaries	52,268,833	44,100,984

Total assets	$58,276,717	$44,104,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accrued expenses	$54,401	$54,401
Amount due to a shareholder	630,000	300,000
Registration penalties payable	448,844	-
Dividend payable on preferred stock	72,729	-
Derivative financial instrument - preferred stock	147,704	-
Derivative financial instrument - warrants	129,496	-
Total current liabilities	1,483,174	354,401

Stockholders' Equity
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 and 0 shares issued and outstanding; preference in liquidation - $5,770,849 and $0)	3,682,473
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,254,377 and 20,200,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively)	212	202
Additional paid in capital	38,103,440	38,003,131
Retained earnings	15,007,418	5,746,583

Total stockholders’ equity	56,793,543	43,749,916

Total liabilities and stockholders’ equity	$58,276,717	$44,104,317

Condensed Statements of Income and Comprehensive Income

	December 31	December 31
	2011	2010
Operating Expenses
General and administrative expenses	$899,927	$54,401
Total operating expenses	899,927	54,401

Loss from operations	(899,927)	(54,401)

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	1,457,090	-
Change in fair value of derivative financial instrument - warrants	783,290	-
Equity in earnings of unconsolidated subsidiaries	8,167,849	6,100,984
Interest income	18	9,168
Other expenses	-	(3,114)
Reorganizational expenses	-	(306,054)
Total non-operating expenses	10,408,248	5,800,984

Income before income taxes	9,508,321	5,746,583
Income taxes	-	-
Net income	9,508,321	5,746,583

Dividend on preferred stock	(247,486)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	9,260,835	5,746,583

Other comprehensive income
Foreign currency translation adjustment	$843,432	400,949

Comprehensive income	$10,104,267	$6,147,532

Condensed Statements of Cash Flows

	December 31	December 31
	2011	2010
Cash flows from operating activities
Net income/(loss)	$9,508,321	$5,746,583
Adjustments to reconcile net income to net cash provided by operating activities
Investment (income)/loss from unconsolidated subsidiaries	(8,167,849)	(6,100,984)
Gain on derivative financial instrument - preferred stock	(1,457,090)	-
Gain on derivative financial instrument - warrants	(783,290)	-
Advisory fee	450000	-
Changes in operating assets and liabilities:
Rental deposit	-	3,333
Due from subsidiaries	(5,959,932)	-
Accrued expenses	448,844	54,401
Amount due to a shareholder	330,000	300,000
Net cash used in operating activities	(5,630,996)	3,333

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	-
Capital contribution by shareholder	-	(3,333)
Net cash provided by financing activities:	5,675,614	(3,333)

Effect of foreign currency translation on cash and cash equivalents		-
Net increase in cash	44,618	-
Cash - beginning of year	-	-
Cash - end of year	$44,618	$-

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of December 31, 2011, our internal control over financial reporting was not effective.

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

4

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

5

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

6

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

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 2012

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer & Chief Financial Officer (Principal Executive Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer, Chief Financial
Officer, and Chairman of the Board (principal
/s/ Dishan Guo	executive officer and principal financial officer)	August 20, 2012
Dishan Guo

/s/ Zhenquan Guo	Director	August 20, 2012
Zhenquan Guo

/s/ Lei Li	Director	August 20, 2012
Lei Li

/s/ Wenbin An	Director	August 20, 2012
Wenbin An

/s/ Lizong Wang	Director	August 20, 2012
Lizong Wang

8