Form 10-Q/A
period 2012-03-31
China Internet Cafe Holdings Group, Inc.
filed 2012-08-20
CIK 1373846

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

FORM 10-Q

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q/A for the period ended March 31, 2012 filed on May 15, 2012 (the “Original 10-Q”) of China Internet Café Holdings Group, Inc. (the “Company”).

For convenience, this Amendment No. 1 sets forth the Original 10-Q in its entirety, as amended where necessary to reflect the following amendment:

•	We have revised certain disclosure in the Unaudited Condensed Consolidated Statements of Cash Flows.
•	We have revised our disclosure regarding the number of shares of issued and outstanding common stock.
•	We have revised our disclosure concerning income tax in Note 7 Income Tax to the financial statements.
•	We have revised our disclosure on the factors that may affect our financial performance under the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment No. 1 should be read in conjunction with the Original 10-Q, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on May 15, 2012. The Original 10-Q has not been amended or updated to reflect events occurring since the Original 10-Q, except as specifically set forth in this Amendment No. 1.

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

3

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	5

Consolidated Statements of Income and Comprehensive Income (unaudited)	6

Consolidated Statements of Cash Flows (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8-25

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	Unaudited
ASSETS
Current assets:
Cash	$21,988,739	$19,629,680
Rental deposit	81,089	86,580
Equipment deposit	1,001,052	994,732
Inventory	116,426	212,607
Deferred tax assets	71,323	69,405
Total current assets	23,258,629	20,993,004

Property, plant and equipment, net	12,174,366	13,000,745
Intangible assets, net	152,593	161,083
Rental deposit-long term portion	322,756	314,736
Total assets	$35,908,344	$34,469,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,564	$100,480
Registration penalties payable	641,200	448,844
Deferred revenue	2,057,586	2,084,086
Payroll and payroll related liabilities	364,083	323,286
Income and other taxes payable	1,041,810	1,316,209
Accrued expenses	361,814	365,696
Amount due to a shareholder	2,245,464	2,135,218
Dividend payable on preferred stock	71,938	72,729
Derivative financial instrument - preferred stock	579,882	147,704
Derivative financial instrument - warrants	435,775	129,496
Total current liabilities	7,948,116	7,123,748

Commitments and contingencies (Note 11)
Preferred stock as of March 31, 2012 and December 31, 2011 ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 shares issued and outstanding as of March 31, 2012 and December 31, 2011; preference in liquidation - $5,770,849)	3,682,473	3,682,473
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,308,247 and 21, 254,377 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	212	212
Additional paid in capital	1,906,455	1,728,726
Statutory surplus reserves	718,744	718,744
Retained earnings	20,016,910	19,760,289
Accumulated other comprehensive income	1,635,434	1,455,376
Total stockholders’ equity	24,277,755	23,663,347
Total liabilities and stockholders’ equity	$35,908,344	$34,469,568

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Month Ended
	March 31,
	2012	2011 Restated

Revenue	$7,134,204	$6,489,581
Cost of revenue	5,005,431	3,995,342
Gross profit	2,128,773	2,494,239
Operating Expenses
General and administrative expenses	569,894	444,467
Total operating expenses	569,894	444,467

Income from operations	1,558,879	2,049,772

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	(432,178)	(1,439,326)
Change in fair value of derivative financial instrument - warrants	(306,279)	(762,643)
Interest income	3,730	1,994
Interest expenses	-	(2,531)
Other expenses	(143)	-
Total non-operating income (expenses)	(734,870)	(2,202,506)

Income(Loss) before income taxes	824,009	(152,734)
Income taxes	495,450	559,689
Net income(loss)	328,559	(712,423)

Dividend on preferred stock	(71,938)	(33,202)
Net income(loss) attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$256,621	$(745,625)

Other comprehensive income
Net income	$328,559	$(712,423)
Foreign currency translation	180,058	55,373
Total comprehensive income	$508,617	$(657,050)

Earnings per share
- Basic	$0.01	$(0.04)
- Diluted	$0.01	$(0.04)
Weighted average common stock outstanding
- Basic	21,281,312	20,580,542
- Diluted	25,556,015	22,527,907

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

During the three months ended March 31, 2012 and 2011, the Company recorded an income tax expense of approximately $0.50 million and $0.56 million, respectively. The decrease of approximately $0.06 million in the Company’s income tax expense was primarily due to the decrease in profits of its PRC subsidiaries.

The effective tax rate increased by 60% from a 0% effective rate for the three months ended March 31, 2011 to a 60% effective rate for the three months ended March 31, 2012. The significant increase in tax rate was mainly due to the change of fair value of unrealized loss of derivative instruments

For the three months ended March 31, 2012 and 2011, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Aggregate undistributed earnings of approximately $23 million as of March 31, 2012 of the Group's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

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

	For The Three Months Ended March 31,
	2012	2011
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$328,559	$(712,423)
Dividend on preferred stock	(71,938)	(33,202)
Net income used in computing basic earnings per share	$256,621	$(745,625)

Basic weighted average shares outstanding	21,281,312	20,580,542
Basic earnings per share	$0.01	$(0.04)

	For The Three Months Ended March 31,
	2012	2011
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$256,621	$(745,625)
Dividend on preferred stock	71,938	33,202
Net income used in computing diluted earnings per share	$328,559	$(712,423)

Weighted average outstanding shares of common stock	21,281,312	20,580,542
Weighted average preferred stock	4,274,703	1,947,365
Diluted weighted average shares outstanding	25,556,015	22,527,907
Diluted earnings per share	$0.01	$(0.04)

Potential common shares outstanding as of March 31:
Series A preferred stock	4,274,703	4,274,703
Warrants	2,498,326	2,498,326
	6,773,029	6,773,029

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	For The Three Months Ended
	March 31, 2011
	As restated	As previously reported	Changes

Revenue	$6,489,581	$6,489,581	$-
Cost of revenue	3,995,342	3,995,342	-
Gross profit	2,494,239	2,494,239	-

Operating Expenses
General and administrative expenses	444,467	667,727	(223,260)
Total operating expenses	444,467	667,727	(223,260)

Income from operations	2,049,772	1,826,512	223,260

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-	(1,120,072)	1,120,072
Change in fair value of derivative financial instrument - preferred stock	(1,439,326)	94,307	(1,533,633)
Change in fair value of derivative financial instrument - warrants	(762,643)	57,039	(819,682)
Interest expenses	(2,531)	(2,531)	-
Other income	1,994	1,994	-
Total other income (expenses)	(2,202,506)	(969,263)	(1,233,243)
			-
Net income before income taxes	(152,734)	857,249	(1,009,983)
Income taxes	559,689	559,689	-
			-
Net income attributable to China Internet Cafe Holdings Group, Inc.	(712,423)	$297,560	$(1,009,983)
			-
Dividend on preferred stock	(33,202)	(33,202)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. Common Stockholders	(745,625)	264,358	(1,009,983)
			-
Other comprehensive income			-
Net income	$(712,423)	$297,560	$(1,009,983)
Foreign currency translation	55,373	55,373	-
Net Comprehensive income	$(657,050)	$352,933	$(1,009,983)

Earnings per share
- Basic	$(0.04)	$0.01	$(0.05)
- Diluted	$(0.04)	$0.01	$(0.05)

Weighted average common stock outstanding
- Basic	20,580,542	20,580,542	-
- Diluted	22,527,907	20,580,542	1,947,365

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

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income. We believe as the Shenzhen municipal government increased the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected by increased home computer and home game console ownership. We believe, however, the home computer and game console penetration rate is relatively low in the PRC as compared to that of the United States and Europe. In addition, young people in the PRC prefer internet cafes to home computers since it is a social place for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continuous revenue growth.

•	Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements of a national internet chain license, the Company's primary objective is to acquire and open at least 20 internet cafes in two provinces other than Guangdong province. The Company has conducted research in the south western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan and is targeting these areas for acquisition purposes. The Company believes a national license is imperative for the development of a national market.

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

(7)The Exhibits attached to this Form 10-Q/A shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(8) Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: August 20, 2012
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

