Form 10-Q
period 2012-09-30
China Internet Cafe Holdings Group, Inc.
filed 2012-11-14
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Issuer’s telephone Number: +86-755-8989-6008

N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 14, 2012, there are 21,414,821 shares of $0.00001 par value common stock (the “Common Stock”) issued and outstanding.

FORM 10-Q

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).	3

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)	F-2
Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011(Unaudited)	F-3
Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	F-4
Notes to Condensed Consolidated Financial Statements as of September 30, 2012 (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4. Controls and Procedures.	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. Mine Safety Disclosures.	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Signatures	17

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

3

Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 (unaudited)	F-2

Consolidated Statements of Income and Comprehensive Income (unaudited)	F-3

Consolidated Statements of Cash Flows (unaudited)	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5 - F-24

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$24,135,952	$19,629,680
Rental deposit	31,819	86,580
Equipment deposit	7,406	994,732
Inventory	66,105	212,607
Deferred tax assets	76,118	69,405
Total current assets	24,317,400	20,993,004

Property, plant and equipment, net	13,366,815	13,000,745
Intangible assets, net	133,425	161,083
Rental deposit-long term portion	417,103	314,736
Total assets	$38,234,743	$34,469,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$158,253	$-
Accounts payable	257,407	100,480
Registration penalties payable	641,200	448,844
Deferred revenue	1,799,363	2,084,086
Payroll and payroll related liabilities	347,777	323,286
Income and other taxes payable	1,050,842	1,316,209
Accrued expenses	381,025	365,696
Amount due to a shareholder	2,493,130	2,135,218
Dividend payable on preferred stock	72,729	72,729
Derivative financial instrument - preferred stock	30,252	147,704
Derivative financial instrument - warrants	228,034	129,496
Total current liabilities	7,460,012	7,123,748

Commitments and contingencies (Note 13)

Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 shares issued and outstanding as of Sept 30, 2012 and December 31, 2011; preference in liquidation - $5,770,849)	3,682,473	3,682,473
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,414,821 and 21,254,377 shares issued and outstanding as of Sept 30, 2012 and December 31, 2011)	214	212
Additional paid in capital	2,050,328	1,728,726
Statutory surplus reserves	718,744	718,744
Retained earnings	22,754,082	19,760,289
Accumulated other comprehensive income	1,568,890	1,455,376
Total stockholders’ equity	27,092,258	23,663,347
Total liabilities and stockholders’ equity	$38,234,743	$34,469,568

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Nine Month Ended		For The Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		Restated		Restated

Revenue	$21,504,955	$23,722,727	$7,494,842	$8,608,066
Cost of revenue	15,305,121	14,180,296	5,361,585	5,112,773
Gross profit	6,199,834	9,542,431	2,133,257	3,495,293
Operating Expenses
General and administrative expenses	975,491	1,530,926	164,804	538,322
Loss on disposal of fixed assets	762,602	-	229,389	-
Total operating expenses	1,738,093	1,530,926	394,193	538,322

Income from operations	4,461,741	8,011,505	1,739,064	2,956,971

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	117,452	1,326,755	241,153	649,352
Change in fair value of derivative financial instrument - warrants	(98,538)	711,096	124,632	353,284
Interest income	14,158	12,055	4,233	6,953
Interest expenses	(9,495)	(7,826)	(5,045)	(2,662)
Other expenses	(14,450)	(552)	(1,980)	(80)
Total non-operating income (expenses)	9,127	2,041,528	362,993	1,006,847

Income before income taxes	4,470,868	10,053,033	2,102,057	3,963,818
Income taxes	1,260,470	2,167,718	448,828	795,332
Net income	3,210,398	7,885,315	$1,653,229	$3,168,486

Dividend on preferred stock	(216,605)	(174,707)	(72,729)	(72,729)
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$2,993,793	$7,710,608	1,580,500	3,095,757

Other comprehensive income
Net income	$3,210,398	$7,885,315	1,653,229	3,168,486
Foreign currency translation	113,514	696,354	(58,668)	281,243
Total comprehensive income	$3,323,912	$8,581,669	$1,594,561	$3,449,729

Earnings per share
- Basic	$0.14	$0.37	0.07	0.15
- Diluted	$0.13	$0.33	0.06	0.12
Weighted average common stock outstanding
- Basic	21,335,184	20,957,601	21,388,178	21,162,737
- Diluted	25,609,887	23,545,846	25,662,881	25,437,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2012	2011
		Restated
Cash flows from operating activities
Net income	$3,210,398	$7,885,315
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative financial instrument - preferred stock	(117,452)	(1,326,755)
Change in fair value of derivative financial instrument- warrants	98,538	(711,096)
Stock based compensation	105,000	-
Advisory fee	-	393,014
Depreciation	2,075,449	2,111,933
Amortization	28,554	27,763
Loss on disposal of fixed assets	762,602	-
Deferred tax assets	(6,358)	(66,384)
Changes in operating assets and liabilities:
Restricted cash	-	963,258
Prepayment	-	(15,412)
Rental deposit	(45,584)	(65,035)
Inventory	147,868	(14,602)
Accounts payable	156,658	41,601
Deferred revenue	(296,199)	1,337,394
Payroll and payroll related liabilities	22,825	107,974
Income and other taxes payable	(272,756)	512,138
Accrued expenses and penalties payable	206,142	312,290
Amount due to a shareholder	350,358	1,505,459
Net cash provided by operating activities	6,426,043	12,998,855

Cash flows from investing activities
(Increase)/Decrease of property, plant and equipment	(3,136,105)	(4,759,757)
Receipt of loan receivable due to termination of an investment agreement	-	2,465,939
Deposits paid for property, plant and equipment	994,220	-
Net cash used in investing activities	(2,141,885)	(2,293,818)

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	-	5,675,614
Increase/(Decrease) from short term loan	158,516	-
Net cash flows provided by financing activities:	158,516	5,675,614

Effect of foreign currency translation on cash	63,598	410,979

Net increase in cash	4,506,272	16,791,630
Cash - beginning of period	19,629,680	3,836,824
Cash - end of period	$24,135,952	$20,628,454

Cash paid during the period for:
Interest paid	$9,495	$7,826
Income taxes paid	$1,410,297	$1,935,931

Transfer of equipment deposits paid in property and equipment	$987,326	$1,243,723
Dividend payable on preferred stock	72,729	72,729
Registration penalties	$192,356	64,000
Advisory fee	$-	$393,014

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNT CAFÉ HOLDINGS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In 2005, Junlong obtained licenses to operate internet cafe chains from the Ministry of Culture, and opened their first internet cafe in April, 2006. We continued to open a total of 7 internet cafes in 2006, 5 internet cafes in 2007, 11 internet cafes in 2008, 5 internet cafes in 2009, 16 internet cafes in 2010, 15 internet cafes in 2011, and 3 internet cafe in 2012. In total, we own 62 internet cafes within Shenzhen of China.

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

It is management's opinion that the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012 (the “Annual Report”). Results of operations for the interim periods are not indicative of annual results.

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

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the nine months ended September 30, 2012 and 2011, the commission income was $259,059 and $179,515, 1.2% and less than 1% of total revenue, respectively.

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

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $1,799,363 and $2,084,086 as of September 30, 2012 and December 31, 2011, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended September 30, 2012.

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	September 30,	December 31,
	2012	2011
Current assets and Long term rental deposit	$24,692,277	$21,256,846
Property, plant and equipment	13,366,815	13,000,745
Intangible assets	133,425	161,083
Total assets	38,192,517	34,418,674
Total liabilities	(10,940,542)	(11,064,894)
Net assets	$27,251,975	$23,353,780

(r)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows (source: www.onanda.com):

	September 30, 2012	September 30,, 2011
Quarter ended RMB : USD exchange rate (closing buying rate)	6.3190	6.3885
Three months average RMB : USD exchange rate (average ask rate)	6.3085	6.4884

December 31, 2011
Year ended RMB : USD exchange rate (closing buying rate)	6.3523
Average yearly RMB : USD exchange rate (average ask rate)	6.4544

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

As of September 30, 2012, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation requirement.

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

3. Equipment Deposit

Equipment deposit consists of:

September 30,	December 31,
2012	2011

$7,406	$994,732

As of September 30, 2012, equipment deposit $7,406 for equipment purchase during normal operating progress. As of December 31, 2011, $994,732 (RMB 6,318,839) for computers purchase for three new internet cafes. One new cafe was opened in June 2012 and other two new cafes were opened in July 2012.

4. Inventory

Inventory consists of:

	September 30,	December 31,
	2012	2011

Purchased IC cards	$66,105	$212,607

There was no allowance made for obsolete or slow moving inventory as of September 30, 2012 and December 31, 2011.

5. Short Term Loan

The short-term loans due within one year as of September 30, 2012 and December 31, 2011 consist of the following:

			September 30,	December 31,
Bank	Loan Period	Interest rate	2012	2011

China Construction Bank	April 1, 2012 to March 26, 2013	12.46%	$158,253	$-

On March 27, 2012, the Company entered into a loan agreement with China Construction Bank for $158,253 (RMB 1,000,000), which was secured by director’s guarantee. The annual interest rate is approximately 12.46% and is due on March 26, 2013.

6. Income and Other Taxes Payable

Income and other tax payables consist of the following:

	September 30,	December 31,
	2012	2011

Business tax payable	$500,966	$605,274
Income tax	442,244	582,406
Withhold individual income tax payable	2,448	1,300
Other tax payable	105,184	127,229
Total	$1,050,842	$1,316,209

7. Due To a Shareholder (Related party loan)

	September 30,	December 31,
	2012	2011

Mr. Guo Di Shan, a shareholder of the Company	$2,493,130	$2,135,218

The amount due to Mr. Guo Di Shan is unsecured with no stated interest and payable on demand.

8. Disposal of fixed assets

The Company has relocated 18 existing internet cafes during the second and third quarter of 2012 and incurred loss on disposal of lease hold improvements approximately $0.76 million. At the end of 2011, Shenzhen China government redesigned industry districts. Some factories have moved following the new policy. The Company relocated those cafes to the new districts in order to keep its customers.

9. Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC.

During the three months ended September 30, 2012 and 2011, the Company recorded an income tax expense of approximately $0.45 million and $0.80 million, respectively. During the nine months ended September 30, 2012 and 2011, the Company recorded an income tax expense of approximately $1.26 million and $2.17 million, respectively. The decrease of approximately $0.91 million in the Company’s income tax expense was primarily due to the decrease in profits of its PRC subsidiaries.

The effective tax rate increased by 1% from a 20% effective rate for the three months ended September 30, 2011 to a 21% effective rate for the three months ended September 30, 2012. The effective tax rate increased by 6% from a 22% effective rate for the nine months ended September 30, 2011 to a 28% effective rate for the nine months ended September 30, 2012. The increase in tax rate was mainly due to the change of unrealized gain or loss of derivative instruments.

For the three months ended September 30, 2012 and 2011, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Aggregate undistributed earnings of approximately $25 million as of September 30, 2012 of the Group's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

10. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments with respect to its employees in PRC. The pension expense was $9,200 and $9,887 for the nine months ended September 30, 2012 and 2011, respectively. The pension expense was $2,693 and $3,588 for the three months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012 and December 31, 2011, there are 21,414,821 and 21,254,377 shares of Common Stock issued and outstanding respectively.

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

As of September 30, 2012 and December 31, 2011, there were 4,274,703 shares of Series A Preferred Stock outstanding, which were issued on February 22, 2011.

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

Registration Rights Agreement

In connection with the Offering, the Company entered into a Registration Rights Agreement with the Investors, in which the Company agreed to file a registration statement to register for resale the Common Stock and the Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the Series A and Series B Warrants, within 45 calendar days of the Closing Date, and to have the registration statement declared effective within 150 calendar days of the Closing Date or within 180 calendar days of the Closing Date in the event of a full review of the registration statement by the Securities and Exchange Commission. If the Company does not comply with the foregoing obligations under the Registration Rights Agreement, the Company will be required to pay cash liquidated damages to each Investor, at the rate of 1% of the applicable subscription amount for each 30 day period or part thereof in which we are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each Investor and will not apply to any securities that may be sold pursuant to Rule 144 under the Securities Act, or which are subject to an SEC restriction with respect to Rule 415 under the Securities Act. The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At September 30, 2012, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

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

At September 30, 2012, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $164,922, $63,112 and $30,252, respectively, using a binomial model, based on the quoted market price of $0.26, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.12% to 0.19% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 145% to 178%. The aggregate change in the fair value of the derivative liabilities between December 31, 2011 and September 30, 2012 of $18,914 has been credited to income.

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

Consulting services and compensation

On January 1, 2012, the Company issued 300,000 common stock options exercisable at $0.64 per share vesting on January 1, 2012 to Potomac Investments, LLC for its service rendered. The options are exercisable until November 15, 2014. The company records the expense of the stock options over the related vesting period. The options were valued using the Binomial Model at the date of grant. The total fair market value at grant date is $108,000 based on the following assumptions: dividend yield: 0%; volatility: 164.33%, risk free rate: 0.36%, expected term: 3 years. All options remain outstanding at September 30, 2012.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the nine months ended September 30, 2012:

	Preferred – Embedded Derivative	Warrants	Total
Beginning balance, December 31, 2010	$-	$-	$-
Issued – February 22, 2011	1,604,794	912,786	2,517,580
Fair value adjustments	(1,457,090)	(783,290)	(2,240,380)
Ending balance, December 31, 2011	$147,704	$129,496	$277,200
Fair value adjustments	(117,452)	98,538	(18,914)
Ending balance, September 30, 2012	$30,252	$228,034	$258,286

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

As of September 30, 2012, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2012	$638,299
2013	2,439,858
2014	2,412,118
2015	1,440,890
2016	338,749
2017	9,511
$7,279,425

During the three and nine months ended September 30, 2012, rent expenses amounted to $622,445 and $1,743,556, respectively, of which $609,582 and $1,685,984 was recorded as cost of sales, respectively.

During the three and nine months ended September 30, 2011, rent expenses amounted to $538,854 and $1,473,919, respectively, of which $504,608 and $1,367,160 was recorded as cost of sales, respectively.

14.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the nine months ended September 30, 2012 and 2011.

At September 30, 2012 and December 2011, there was one supplier of consignment snacks and drinks in the amount of $257,407 and $100,480, respectively, which accounted for 100% and 100% of the Company’s accounts payable.

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

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$1,653,229	$3,168,486	$3,210,398	$7,885,315
Dividend on preferred stock	(72,729)	(72,729)	(216,605)	(174,707)
Net income used in computing basic earnings per share	$1,580,500	$3,095,757	$2,993,793	$7,710,608

Basic weighted average shares outstanding	21,388,178	21,162,737	21,335,184	20,957,601
Basic earnings per share	$0.07	$0.15	$0.14	$0.37

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$1,580,500	$3,095,757	$2,993,793	$7,710,608
Dividend on preferred stock	72,729	72,729	216,605	174,707
Net income used in computing diluted earnings per share	$1,653,229	$3,168,486	$3,210,398	$7,885,315

Weighted average outstanding shares of common stock	21,388,178	21,162,737	21,388,178	20,957,601
Weighted average preferred stock	4,274,703	4,274,703	4,274,703	2,588,245
Diluted weighted average shares outstanding	25,662,881	25,437,440	25,662,881	23,545,846
Diluted earnings per share	$0.06	$0.12	$0.13	$0.33

Potential common shares outstanding as of September 30:
Series A preferred stock	4,274,703	4,274,703	4,274,703	4,274,703
Warrants	2,498,326	2,498,326	2,498,326	2,498,326
	6,773,029	6,773,029	6,773,029	6,773,029

During the three and nine months ended September 30, 2012 and 2011, the average market price of the common stock during the period was less than the exercise price of the Warrants. Accordingly, the Warrants were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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

The following restatements impact the quarterly financial statements:

•	Decreased advisory fees expenses $445,895 and $116,953 for the nine and three months ended September 30, 2011, respectively, and derivative financial instruments – day one loss approximately $1.12 million.
•	Increased gain of derivative financial instrument in preferred stock and warrants approximately $0.83 million and $0.40 million, respectively, for the nine months ended September 30, 2011
•	Increased gain of derivative financial instrument in preferred stock and warrants approximately $0.45 million and $0.22 million, respectively, for the three months ended September 30, 2011
•	Increased net income of approximately $2.8 million and $0.8 million for the six and three months ended September 30, 2011
•	Basic and diluted earnings per shares increased $0.13 and $0.13 per share for the nine months ended September 30, 2011
•	Basic and diluted earnings per shares increased $0.04 and $0.05 per share for the three months ended September 30, 2011
•	Fair market value of financial instruments in preferred stock and warrants decreased approximately $4.63 million and $2.42 million, respectively
•	Additional paid in capital increased approximately $0.48 million and retained earnings increased approximately $2.81million
•	Preferred stock increased approximately $3.68 million from $-0-

	September 30, 2011	September 30, 2011
	As restated	As previously reported	Changes
ASSETS
Current assets:
Cash	$20,628,454	$20,628,454	$-
Rental deposit	96,752	96,752	-
Prepayment	15,653	15,653	-
Inventory	201,724	201,724	-
Deferred advisory fee	56,986	123,091	(66,105)
Deferred tax assets	67,422	67,422
Total current assets	21,066,991	21,133,096	-

Property, plant and equipment, net	11,123,057	11,123,057	$-
Intangible assets, net	169,569	169,569	-
Rental deposit-long term portion	270,376	270,376	-
Total assets	$32,629,993	$32,696,098	$(66,105)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$156,531	$156,531	-
Accounts payable	112,139	112,139	-
Deferred revenue	1,958,396	1,958,396	-
Payroll and payroll related liabilities	316,185	316,185	-
Income and other taxes payable	1,541,846	1,541,846	-
Accrued expenses	421,364	421,364	-
Amount due to a shareholder	1,995,338	1,995,338	-
Dividend payable on preferred stock	72,729	72,729	-
Derivative financial instrument - preferred stock	278,039	4,905,728	(4,627,689)
Derivative financial instrument - warrants	201,690	2,619,033	(2,417,343)
Total current liabilities	7,054,257	14,099,289	(7,045,032)

Commitments and contingencies (Note 17)
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 shares issued and outstanding; preference in liquidation - $5,770,849 as of September 30, 2011	3,682,473	-	3,682,473
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,200,507 shares issued and outstanding as of September 30, 2011	212	212	-
Additional paid in capital	1,655,947	1,171,027	484,920
Statutory surplus reserves	718,744	718,744	-
Retained earnings	18,210,062	15,398,528	2,811,534
Accumulated other comprehensive income	1,308,298	1,308,298	-
Total stockholders’ equity	21,893,263	18,596,809	3,296,454
Total liabilities and stockholders’ equity	$32,629,993	$32,696,098	$(66,105)

	For The Nine Months Ended			For The three Months Ended
	September 30, 2011			September 30, 2011
	As restated	As previously reported	Changes	As restated	As previously reported	Changes

Revenue	$23,722,727	$23,722,727	$-	$8,608,066	$8,608,066	$-
Cost of revenue	14,180,296	14,180,296	-	5,112,773	5,112,773	-
Gross profit	9,542,431	9,542,431	-	3,495,293	3,495,293	-

Operating Expenses
General and administrative expenses	1,530,926	1,986,821	(455,895)	538,322	655,275	(116,953)
Total operating expenses	1,530,926	1,986,821	(455,895)	538,322	655,275	(116,953)

Income from operations	8,011,505	7,555,610	455,895	2,956,971	2,840,018	116,953

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-	(1,120,072)	1,120,072	-	-	-
Change in fair value of derivative financial instrument - preferred stock	1,326,755	492,755	834,000	649,352	203,607	445,745
Change in fair value of derivative financial instrument - warrants	711,096	309,529	401,567	353,284	129,125	224,159
Interest income	12,055	12,055	-	6,953	6,953	-
Interest expenses	(7,826)	(7,826)	-	(2,662)	(2,662)	-
Other expenses	(552)	(552)	-	(80)	(80)	-
Total non-operating income (expenses)	2,041,528	(314,111)	2,355,639	1,006,847	336,943	669,904

Net income before income taxes	10,053,033	7,241,499	2,811,534	3,963,818	3,176,961	786,857
Income taxes	2,167,718	2,167,718	-	795,332	795,332	-
Net income attributable to China Internet Cafe Holdings Group, Inc.	7,885,315	5,073,781	2,811,534	3,168,486	2,381,629	786,857

Dividend on preferred stock	(174,707)	(174,707)	-	(72,729)	(72,729)	-
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$7,710,608	$4,899,074	$2,811,534	$3,095,757	$2,308,900	$786,857

Other comprehensive income
Net income	$7,885,315	5,073,781	$2,811,534	$3,168,486	$2,381,629	$786,857
Foreign currency translation	696,354	696,354	-	281,243	281,243
Total comprehensive income	$8,581,669	$5,770,135	$2,811,534	$3,449,729	$2,662,872	$786,857

Earnings per share
- Basic	$0.37	0.23	$0.13	$0.15	$0.11	$0.04
- Diluted	$0.33	0.23	$0.10	$0.12	$0.10	$0.02
Weighted average common stock outstanding
- Basic	20,957,601	20,944,826	12,775	21,162,737	21,124,967	37,770
- Diluted	23,545,846	20,944,826	2,601,020	25,437,440	21,124,967	37,770

	For The Nine Months Ended
	September 30, 2011
	As restated	As previously reported	Changes
Cash flows from operating activities
Net income	$7,885,315	$5,073,781	$2,811,534
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative financial instruments - day-one loss	-	1,120,072	(1,120,072)
Change in fair value of derivative financial instrument - preferred stock	(1,326,755)	(492,755)	(834,000)
Change in fair value of derivative financial instrument- warrants	(711,096)	(309,529)	(401,567)
Advisory fee	393,014	848,909	(455,895)
Depreciation	2,111,933	2,111,933	-
Amortization	27,763	27,763	-
Deferred tax assets	(66,384)	(66,384)	-
Changes in operating assets and liabilities:
Restricted cash	963,258	963,258	-
Prepayment	(15,412)	(15,412)	-
Rental deposit	(65,035)	(65,035)	-
Inventory	(14,602)	(14,602)	-
Accounts payable	41,601	41,601	-
Deferred revenue	1,337,394	1,337,394	-
Payroll and payroll related liabilities	107,974	107,974	-
Income and other taxes payable	512,138	512,138	-
Accrued expenses	312,290	312,290	-
Amount due to a shareholder	1,505,459	1,505,459	-
Net cash provided by operating activities	12,998,854	12,998,854	-

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,759,757)	(4,759,757)	-
Receipt of loan receivable due to termination of an investment agreement	2,465,939	2,465,939	-
Net cash used in investing activities	(2,293,818)	(2,293,818)	-

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	5,675,614	5,675,614	-
Net cash flows provided by financing activities:	5,675,614	5,675,614	-

Effect of foreign currency translation on cash	410,979	410,979	-

Net increase in cash	16,791,630	16,791,630	-
Cash - beginning of period	3,836,824	3,836,824	-
Cash - end of period	$20,628,454	$20,628,454	$-

Cash paid during the period for:
Interest paid	$7,826	$7,826	$-
Income taxes paid	$1,935,931	$1,935,931	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVTIES:
Transfer of equipment deposits paid in property and equipment	$1,243,723	$1,243,723	$-
Dividend payable on preferred stock	$72,729	$72,729	$-
Advisory fee	$393,014	$848,909	$(455,895)

19.	Subsequent Event

As of September 30, 2012, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements.

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. (“Junlong”), we operate, in our belief, the largest internet café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 62 internet cafes in high traffic areas. We focus on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically adult students and migrant workers, at reasonable prices. Although our cafes sell snacks, drinks, and game access cards, more than 95% of our revenue comes directly from selling internet access time to our computers.

During the quarter ended September 30, 2012, we focused on integrating and relocating our existing cafes and establishing new cafes in Shenzhen. We expect our future growth to be driven by a number of factors including:

1.	Our ability to expand our client base through promotion of our services

2.	Our ability to integrate cafes we acquired in the previous years

3.	Our ability to identify and integrate joint venture target companies in the coming years

For the quarter ended September 30, 2012, our revenue was approximately $7.49 million and our net profit was approximately $1.65 million, representing a decrease of 13% and 48%, respectively, from revenue of approximately $8.61 million and net income of approximately $3.17 million for the quarter ended September 30, 2011. As of September 30, 2012, we had 643 employees.

The below discussion of our performance is based upon the unaudited financial statements of China Internet Café Holdings Group, Inc. for the three and nine months ended September 30, 2012 and 2011, which are included in this report.

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

In the second quarter of 2012, we opened one internet cafe and relocated 13 existing cafes. In the third quarter of 2012, we opened two internet cafes and relocated 10 existing cafes to better business areas. As of the date of this report, we own 62 internet cafés within the city of Shenzhen in Guangdong province, PRC.

Results of Operations

Comparison of the Quarters Ended September 30, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue:

	For The Three Months Ended
	September 30,
	2012		2011 Restated		Amount	%
		As percentage		As percentage	change	change
Revenue	$7,494,842	100%	$8,608,066	100%	(1,113,224)	-13%
Cost of revenue	5,361,585	72%	5,112,773	59%	248,812	5%
Gross profit	2,133,257	28%	3,495,293	41%	(1,362,036)	-39%

Operating Expenses
General and administrative expenses	164,804	2%	538,322	6%	(373,518)	-69%
Loss on disposal of fixed assets	229,389	3%	-	0%	229,389	100%
Total operating expenses	394,193	5%	538,322	6%	(144,129)	-27%

Income from operations	1,739,064	23%	2,956,971	34%	(1,217,907)	-41%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-
Change in fair value of derivative financial instrument - preferred stock	241,153	3%	649,352	-	(408,199)	-63%
Change in fair value of derivative financial instrument - warrants	124,632	2%	353,284	-	(228,652)	-65%
Interest income	4,233	0%	6,953	0%	(2,720)	-39%
Interest expenses	(5,045)	0%	(2,662)	0%	(2,383)	90%
Other expenses	(1,980)	0%	(80)	0%	(1,900)	2375%
Total non-operating income (expenses)	362,993	5%	1,006,847	12%	(643,854)	-64%

Net income before income taxes	2,102,057	28%	3,963,818	46%	(1,861,761)	-47%
Income taxes	448,828	6%	795,332	9%	(346,504)	-44%
Net income attributable to China Internet Cafe Holdings Group, Inc.	$1,653,229	22%	$3,168,486	37%	(1,515,257)	-48%

Dividend on preferred stock	(72,729)	-1%	(72,729)	-	0	0%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	1,580,500	21%	3,095,757	36%	(1,515,257)	-49%

Other comprehensive income
Net income	1,653,229	22%	3,168,486	37%	(1,515,257)	-48%
Foreign currency translation	(58,668)	-1%	281,243	3%	(339,911)	-121%
Net Comprehensive income	$1,594,561	21%	$3,449,729	40%	(1,855,168)	-54%

Revenue

Our revenue is primarily generated from the sales of prepaid IC cards with stored value that is deducted based on time usage of computers at our internet cafes. Revenue decreased approximately $1.11 million, or 13%, from approximately $8.61 million for the quarter ended September 30, 2011 to approximately $7.49 million for the quarter ended September 30, 2012. The decrease in revenue was mainly attributable to decrease in time usage of our computers in the internet cafes as a result of the relocation of ten internet cafes in the third quarter of 2012. Starting from 2012, the Shenzhen local government has ordered certain factories to be relocated to new districts. In order to maintain our current customer base (primarily consisting of factory workers), we relocated 23 internet cafes to the districts where the factories were moved. We expect our revenue will recover after the completion of relocation in the fourth quarter of 2012. We will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, business tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and business tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of revenue increased by approximately $0.25 million, or 5%, to approximately $5.36 million for the quarter ended September 30, 2012 from approximately $5.11 million for the same period in 2011. The increase was mainly attributable to increase in depreciation, salary, utility, and rent expenses due to the relocation of the existing cafes and three new cafes opened in 2012 as compared to the same period in 2011.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Our gross profit decreased by approximately $1.36 million, or 39%, to approximately $2.13 million for the quarter ended September 30, 2012 from approximately $3.50 million for the same period in 2011. Gross profit as a percentage of sales was 28% for the quarter ended September 30, 2012, as compared to 41% for the same period in 2011. The decrease in our gross profit margin was mainly attributable to the increase in salary and benefits, rent, utilities, depreciation, and other costs mainly in connection with the opening of three new internet cafes in the second and third quarters of 2012 as compared to the same period in 2011 as well as the decrease in revenue resulting from the relocation of 23 internet cafes.

Operating Expenses

Operating expenses are composed of general and administrative expenses and loss on disposal of fixed assets. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our general and administrative expenses decreased by approximately $0.37 million, or 69% to approximately $0.16 million as compared to approximately $0.54 million for the quarter ended September 30, 2011. For the quarter ended September 30, 2012, we incurred loss of approximately $0.23 million resulting from disposal of lease hold improvement due to the relocation of ten internet cafes as compared to $0 loss for the same period in 2011. The decrease in operating expenses despite the loss on disposal of fixed asset was primarily attributable to the decrease in general and administrative expenses as we did not incur stock based compensation for the quarter ended September 30, 2012 whereas we paid stock based compensation to our consultants in consideration of their services in connection with our private placement transaction in 2011 for the comparable period in 2011. As a result, our operating expenses decreased by approximately $0.14 million, or 27%, to approximately $0.39 million for the quarter ended September 30, 2012 from approximately $0.54 million for the same period in 2011. We expect that our operating expenses will continue to decrease in the fourth quarter due to the completion of relocation of our internet cafes.

Non-Operating Income/Expenses

Other income decreased by approximately $0.64 million, or 64%, from approximately $1.01 million non-operating income for the quarter ended September 30, 2011, to approximately $0.36 million non-operating income for the quarter ended September 30, 2012. The decrease was primarily due to the lower unrealized gain of our derivative instruments for the quarter ended September 30, 2012 as compared to the same period in 2011.

Income before Income Taxes

Income before income taxes decreased by approximately $1.86 million, or 47%, to approximately $2.10 million for the quarter ended September 30, 2012 from approximately $3.96 million for the same period in 2011. The decrease in income before income taxes was mainly attributable to the decrease in revenue as a result of the relocation of the ten internet cafes and a lower unrealized gain of our derivative instruments for the quarter ended September 30, 2012 as compared to the same period in 2011.

Income Taxes

Our income taxes decreased by approximately $0.35 million, or 44%, to approximately $0.45 million for the quarter ended September 30, 2012 from approximately $0.80 million for the same period in 2011. The primary reason for the decrease in income taxes was the decrease in income before income tax for the quarter ended September 30, 2012 as compared to the same period in 2011.

Net Income

Our net income decreased by approximately $1.52 million, or 48%, to approximately $1.65 million for the quarter ended September 30, 2012 from approximately $3.17 million for the same period in 2011 as a result of the factors described above. We expect to generate higher net profit in the fourth quarter of 2012 due to the completion of relocation of the internet cafes.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	For The Nine Months Ended
	September 30,
	2012		2011		Amount	%
		As percentage		As percentage	change	change
Revenue	$21,504,955	100%	$23,722,727	100%	(2,217,772)	-9%
Cost of revenue	15,305,121	71%	14,180,296	60%	1,124,825	8%
Gross profit	6,199,834	29%	9,542,431	40%	(3,342,597)	-35%

Operating Expenses
General and administrative expenses	975,491	5%	1,530,926	6%	(555,435)	-36%
Loss on disposal of fixed assets	762,602	4%	-	0%	762,602	100%
Total operating expenses	1,738,093	8%	1,530,926	6%	207,167	14%

Income from operations	4,461,741	21%	8,011,505	34%	(3,549,764)	-44%

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	117,452	1%	1,326,755	-	(1,209,303)	-91%
Change in fair value of derivative financial instrument - warrants	(98,538)	0%	711,096	-	(809,634)	-114%
Interest income	14,158	0%	12,055	0%	2,103	17%
Interest expenses	(9,495)		(7,826)	0%	(1,669)	21%
Other expenses	(14,450)	0%	(552)		(13,898)	2518%
Total non-operating income (expenses)	9,127	0%	2,041,528	9%	(2,032,401)	-100%

Net income before income taxes	4,470,868	21%	10,053,033	42%	(5,582,165)	56%
Income taxes	1,260,470	6%	2,167,718	9%	(907,248)	-42%
Net income attributable to China Internet Cafe Holdings Group, Inc.	3,210,398	15%	7,885,315	33%	(4,674,917)	59%

Dividend on preferred stock	(216,605)	-1%	(174,707)	-	(41,898)	24%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$2,993,793	14%	$7,710,608	33%	(4,716,815)	-61%

Other comprehensive income
Net income	$3,210,398	15%	7,885,315	33%	(4,674,917)	-59%
Foreign currency translation	113,514	1%	696,354	3%	(582,840)	-84%
Net Comprehensive income	$3,323,912	15%	$8,581,669	36%	(5,257,757)	-61%

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenue

Revenue decreased by approximately $2.22 million, or 9%, to approximately $21.50 million for the nine months ended September 30, 2012 from approximately $23.72 million for the same period in 2011. The decrease in revenue was mainly attributable to decrease in time usage of our computers in the internet cafes in the second and third quarters of 2012. Starting from 2012, the Shenzhen local government has ordered certain factories to be relocated to new districts. In order to maintain our current customer base, we relocated 23 internet cafes to the districts where the factories are moved. After the completion of relocation of internet cafés by the end of third quarter, we expect our revenue will recover in the fourth quarter of 2012. We will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility business tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and business tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of revenue increased by approximately $1.12 million, or 8%, to approximately $15.31 million for the nine months ended September 30, 2012 from approximately $14.18 million for the same period in 2011. The increase for the nine months ended September 30, 2012 was mainly attributable to increase in depreciation, rent, utilities, and labor cost associated with five newly opened internet cafes, two of which were opened in the last quarter of 2011 and three were opened in the second and third quarters of 2012, while we did not incur these expenses for the same period of 2011.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Our gross profit decreased by approximately $3.34 million, or 35%, to approximately $6.20 million for the nine months ended September 30, 2012 from approximately $9.54 million for the same period in 2011. Gross profit as a percentage of sales was 29% for the nine months ended September 30, 2012, as compared to 40% for the same period in 2011. The decrease in our gross profit margin was mainly attributable to (1) the increase in salary, depreciation, and other costs, (2) costs incurred from the opening and operations of five new internet cafes opened since the fourth quarter of 2011 and (3) decrease in revenue as a result of the relocation of our 23 cafes. Our management expects the gross profit margin to improve after the completion of the relocation by the end of the third quarter of 2012.

Operating Expenses

Operating expenses are composed of general and administrative expenses and loss on disposal of fixed assets. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Operating expenses increased by approximately $0.21 million, or 14%, to approximately $1.74 million for the nine months ended September 30, 2012 from approximately $1.53 million for the same period in 2011. The increase was mainly attributable to the loss resulting from disposal of lease hold improvement due to the relocation of 23 cafes in the second and third quarters of 2012. We expect that our operating expenses will remain at the same level in the fourth quarter in view of the completion of relocation by the end of the third quarter.

Non-Operating Income/Expenses

Other income decreased by approximately $2.03 million, or 100%, to $9,127 for the nine months ended September 30, 2012 from approximately $2.04 million for the same period in 2011. The significant decrease was due to the decrease of approximately $2.02 million in the fair value of derivative instruments from a gain of approximately $2.04 million for the nine months ended September 30, 2011 to a gain of approximately $0.02 million for the same period in 2012.

Income before Income Taxes

Income before income taxes decreased by approximately $5.58 million, or 56%, to approximately $4.47 million for the nine months ended September 30, 2012 from approximately $10.05 million for the same period in 2011. The decrease in income before income tax was mainly attributable to the increase in cost of revenue incurred from the newly opened internet cafes, a loss incurred from the disposal of fixed assets, and the decrease in fair value of our derivative instruments.

Income Taxes

Our income taxes decreased by approximately $0.91 million, or 42%, to approximately $1.26 million for the nine months ended September 30, 2012 from approximately $2.17 million for the same period in 2011. The primary reason for the decrease in income taxes was the decrease in income before income tax as a result of decrease in revenue and increase in cost of revenue.

Net Income

Our net income decreased by approximately $4.67 million, or 59%, to approximately $3.21 million for the nine months ended September 30, 2012 from approximately $7.89 million for the same period in 2011 as a result of the factors described above. We expect to generate higher net profit after the completion of the relocation of our internet cafes by the end of the third quarter of 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of approximately $24.14 million. The following table provides detailed information about our net cash flow for each financial statement period presented in this report:

Cash Flow

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$6,426,043	$12,998,855
Net cash used in investing activities	(2,141,885)	(2,293,818)
Net cash provided by financing activities	158,516	5,675,614
Effect of foreign currency translation on cash and cash equivalents	63,598	410,979
Net cash flows	4,506,272	16,791,630

Operating Activities

Net cash provided by operating activities was approximately $6.43 million for the nine months ended September 30, 2012, as compared to approximately $13.00 million for the same period in 2011. The variance in cash provided by operating activities for the nine months ended September 30, 2012 was mainly attributable to (1) a decrease in net income of approximately $4.67 million and deferred revenue of approximately $1.63 million as compared to the same period in 2011 due to the relocation of 23 cafes; (2) a decrease in tax payable of approximately $0.78 million due to decrease in net income; and (3) an increase in accrued expenses of approximately $0.11 million as a result of a penalty for delay in effectively registering securities sold in our private placement in February 2011.

Investing Activities

Net cash used in investing activities was approximately $2.14 million for the nine months ended September 30, 2012, as compared to approximately $2.29 million for the same period in 2011. For the nine months ended September 30, 2012, we spent approximately $3.14 million on acquisition of computers and equipment and lease hold improvements for the new cafes and the relocation of 23 cafes. Our deposits paid for property and equipment increased by approximately $0.99 million resulting from the opening of new cafes. For the same period in 2011, we spent approximately $4.76 million on acquisition of computers and lease hold improvements for 15 newly opened cafes. In addition, we terminated an acquisition agreement in the nine months ended September 30, 2011 and the deposit in connection with the acquisition of approximately $2.45 million was returned to the Company.

Financing Activities

Net cash provided by financing activities was approximately $0.16 million for the nine months ended September 30, 2012, as compared to approximately $5.68 million for the same period in 2011. The Company conducted a securities offering in February 2011 and received the proceeds of approximately $5.68 million while in the nine months ended September 30, 2012, the Company took out a short-term loan of approximately $0.16 million (RMB 1,000,000) from China Construction Bank.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards. The outstanding customer balances were $1,799,363 and $2,084,086 as at September 30, 2012 and December 31, 2011, respectively, and were included in deferred revenue on the balance sheets. Our management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of September 30, 2012.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2012	September 30, 2011
Quarter ended RMB : USD exchange rate (closing buying rate)	6.3190	6.3885
Nine months average RMB : USD exchange rate (average ask rate)	6.3085	6.4884

December 31, 2011
Year ended RMB : USD exchange rate (closing buying rate)	6.3523
Average yearly RMB : USD exchange rate (average ask rate)	6.4544

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

In December 2011, the FASB issued ASU 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Its adoption of ASU 2011-11 is not expected to have material impact on its consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) for the quarter ended September 30, 2012. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended September 30, 2012 as a result of the material weaknesses identified in our internal control over financial reporting.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management for the quarter ended September 30, 2012, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective for the quarter ended September 30, 2012.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

2.1(1)	Form of Share Exchange Agreement, dated July 2, 2010, among the Company, Classic Bond Development Limited and its shareholders.

3.1(2)	Articles of Incorporation of the Company

3.2(2)	Bylaws of the Company

3.3(3)	Amended and Restated Bylaws, adopted on July 30, 2010

3.4(4)	Certificate of Designations Preferences and Rights of the 5% Series A Convertible Preferred Stock of China Internet Café Holdings Group, Inc.

4.1(1)	Form of Cancellation Agreement, dated July 2, 2010, among the Company and certain shareholders.

4.2(2)	Specimen Stock Certificate

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

(1) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 9, 2010.

(2) Incorporated by reference to our Registration Statement on Form SB-2 filed on August 30, 2006.

(3)Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 3, 2010.

(4)Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2011.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: November 14, 2012
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

