Form 10-K
period 2012-12-31
China Internet Cafe Holdings Group, Inc.
filed 2013-04-19
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 29, 2012 was approximately $2,682,356.84 (8,652,764 shares of common stock held by non-affiliates) based upon the closing price of $0.31 per share of common stock as quoted by OTC Bulletin Board on June 29, 2012.

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

As of April 18, 2013, there are 25,689,524 shares of common stock, par value $0.00001 issued and outstanding.

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

Overview

We operate a chain of 62 internet cafés in Shenzhen, Guangdong, the People’s Republic of China (“PRC”) that are generally open 24 hours a day, seven days a week. We provide internet café facilities to our customers and we believe we are the largest internet café chain in Shenzhen. We provide internet access at prices that we believe are affordable to both students and migrant workers. Although we sell snacks, drinks, and game access cards, over 95% of our revenue comes from selling access time to our computers. We sell internet café memberships to our customers. Members purchase prepaid IC cards (a pocket-sized card with embedded integrated circuits that can be used for identification, authentication, data storage and application processing), which include stored value that will be deducted based on time usage of a computer at the internet café. The cards are only sold at our cafés. We deduct the amount that reflects the access time used by a customer when the customer’s IC card is inserted into the IC card slot on the computer.

Our History

China Internet Cafe Holdings Group, Inc. (“we”, “us”, or the “Company”) is a Nevada holding company for our direct and indirect subsidiaries in the British Virgin Islands (“BVI”) and the PRC. We own all of the issued and outstanding capital stock of Classic Bond, a BVI corporation. Classic Bond is a holding company that owns 100% of the outstanding capital stock of Shenzhen Zhonghefangda Network Technology Co., Limited (“Zhonghefangda”), a PRC company.

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

Junlong was incorporated in the PRC in December 2003. It obtained its license to operate internet cafés in 2005. Our effective control over the VIE is contingent on a series of contractual arrangements. These contracts include a Management and Consulting Services Agreement, an Option Agreement, an Equity Pledge Agreement, and a Voting Rights Proxy Agreement. The Management and Consulting Services Agreement, dated June 11, 2010, is between our indirect, wholly owned subsidiary, Zhonghefangda, and our VIE. The rest of the agreements, also dated June 11, 2010, are among Zhonghefangda, our VIE and its shareholders. The terms of these agreements are summarized below. Please also refer to the full text of the contracts, which are filed as exhibits to this report.

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

Upon the closing of the reverse acquisition, Xuezheng Yuan, our sole director and officer, submitted a resignation letter pursuant to which he resigned, with immediate effect, from all offices that he held and from his position as our sole director that became effective on the August 13, 2010, ten days following the mailing by us of an information statement to our stockholders complying with the requirements of Section 14f-1 of the Exchange Act (the “Information Statement”). Also upon the closing of the reverse acquisition, our board of directors (the “Board of Directors”) increased its size from one to five members and appointed Dishan Guo, Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang to fill the vacancies created by the resignation of Xuezheng Yuan and such increase. Mr. Dishan Guo's appointment became effective upon closing of the reverse acquisition, while the remaining appointments became effective on August 23, 2010. In addition, our executive officers were replaced by the Classic Bond executive officers upon the closing of the reverse acquisition as indicated in more detail below.

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

Our Industry

Background on Internet Cafés in the PRC

According to the Survey of China Internet Café Industry by the Ministry of Culture in 2005, the PRC had 110,000 internet cafés, with more than 1,000,000 employees and contributing RMB 18,500,000,000 to China's gross domestic product. According to an article entitled “ China Surpasses U.S. in Number of Internet Users” written by David Barboza on the New York Times July 26, 2008 issue, the number of internet users in the PRC reached about 253 million in June 2008, thereby, putting China ahead of the United States as the world’s biggest internet market. According to the research conducted by China Internet Network Information Center (CNNIC) in January 2012, the amount of internet users in China by the end of 2012 was 564 million, 126 million of which (22.4%) surf the internet via internet cafes.

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

Computer Gaming Industry in China

According to a report by Hudson Square Research dated October 2009 prepared by Scott Tilghman and Daniel Ernst, which cited Pearl Research, a business intelligence and consulting firm, the PRC online game market rose 63% in 2008 to $2.8 billion (source: http://www.zhongman.com/games/gamehot/20090429/15485138631.htm), rose 36% in 2009 to $3.97 billion (source http://tech.qq.com/a/20100111/000389.htm),rose 26% in 2010 to $4.8 billion, rose 21% in 2011 to $5.8 billion (source: http://games.sina.com.cn/y/n/2011-05-05/1111495419.shtml), and rose 41% in 2012 (source: http://games.sina.com.cn/y/n/2012-09-06/1016652450.shtml). Given the relatively low rate of computer ownership in the PRC as compared to western countries, management believes that Internet cafés are the primary distribution point for games in the PRC. A substantial number of game players access online games through internet cafés and these players are crucial for survival of internet cafés. (see: http://blog.sina.com.cn/s/blog_4aff94ef01007zei.html).

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

These promotions benefit the Company by increasing the number of customers who visit our Internet cafes.  Currently, we have 62 direct outlets in Shenzhen City, and we believe that the Company name has strong brand recognition in Shenzhen.  As a result, these promotions in our Internet cafés are likely to increase the customer base for new online gaming products.

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

	2012 Revenue
Company	Million US$	YOY	Net Profit	% Net	Market Cap
Tencent	$6,983	54%	$2,034.0	25.0%	$60,550
Shanda	$744.9	-11.4%	$177.2	-12.0%	$811
Netease	$1300	13.0%	$583.9	12.4%	$5,592
ChangYou	$623.4	29.0%	$282.4	15.0%	$1,393

Giant	$345.4	20.1%	$159.5	12.9%	$1,279
Perfect World	$444.7	-7.1%	$86.8	-45.1%	$453

Total	$14,443		$3,324		$69,678

(Source: finance.yahoo.com, last accessed April 8, 2013)

Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in and to capitalize on growth in the internet café market in the PRC:

•	Company-owned Cafés. Unlike most of our competitors who franchise their internet cafés, all of our cafés are direct outlets. This model makes it easier to carry out management decisions at each of our cafés. It also allows us to maximize operating profit and create a consistent name brand.

•	Good Scale of Operation. We have a registered capital of RMB 10 million (approximately $1.47 million) with 62 cafés. The scale of operations allows us to control cost and standardize store management. It is our belief that our scale of operations will not be affected as we expand into additional provinces and obtain a national internet chain license as described in more detail below. The target companies that we intend to acquire in the future in provinces outside of Guangdong Province will be local companies with good scale of operations. We will identify target companies by conducting due diligence on each target company’s corporate structure, management, financials, capitalization, and equity structure, and whether or not the target company has the proper approvals, permits, and certificates to legally operate an internet café in the PRC. We intend to buy 51% of the target’s company, and keep the local management. However, we will relocate an account manager and an operation manager from our headquarters in Shenzhen to any newly acquired café to join the local management and assist in the process of the acquisition in order to make sure that the acquired café operates in the same manner as our existing Shenzhen-based cafes. As a result, we believe that the efficient and effective operation of the cafes will continue and the Company’s scale of operations as a whole will not be negatively affected.

•	Proprietary Software. We developed the software “SAFLASH” that provides fast and stable internet connections. Its automatic flow control prevents users from being disconnected when there is a disruption of internet traffic. Stability is a key requirement for online gamers. Our research and development team is working constantly to improve the software.

•	Government and Industry Relations. We have developed an excellent working relationship with the government that has assisted us to better comply with internet café related laws and regulations and to understand regulatory trends in our industry. Our CEO and CFO, Mr. Dishan Guo, is the executive president of Shenzhen Longgang District Internet Industry Association. This association is an associated department of the Ministry of Culture and sets the internet café industry standards. As a result of his involvement, Mr. Guo gains valuable insight into new standards and may also have the opportunity to influence industry standards. Because the Ministry of Culture is responsible for culture policies and activities throughout China, and there are regional Ministry of Culture departments in each province, Mr. Guo’s government and industry relations expand beyond the Shenzhen district, which we believe will benefit the Company as we expand into provinces outside of Guangdong Province.

•	Centralized Oversight. All of our café managers are trained by, and under the supervision of, our centralized operations manager, who is based at our headquarters. As a result, our local managers are able to effectively handle operational issues at the cafés. The local managers are trained to provide a service level that meets Junlong’s service standards, and our operations manager is able to effectively enforce policies and procedures implemented by us.

Industry Risks

The principal risk the company faces is the risk associated with changes in government regulations regulating the Internet or Internet cafes.  For example, in the year 2000, an arson killed twenty-four individuals and injured several more in an Internet café in Beijing.  After this event, the government released new regulations governing the operation of internet cafes, did not issue any new internet café operating licenses, and forced all internet cafes to temporarily close for safety purposes (http://news.sina.com.cn/z/wangba/index.shtml).  This type of action by the government could cause serious disruptions in our operations.  Additionally, the possibility of passing regulations limiting access to the Internet could have a significant negative impact on our business. Please refer to our disclosure under the “Regulation” section on page 13 for more information on the current government regulations that may have an impact on the Internet, Internet café and online gaming industry. However, there are currently no government regulations that negatively impact our operations. On the contrary, current government regulations promote the expansion of our operations by encouraging the growth of large-scale chain internet cafes. Pursuant to the Rules on Recognition and Management of Internet Café Chain Enterprises promulgated by the Ministry of Culture, the PRC government encourages the internet café chain enterprises to merge, acquire or control individual internet cafés and provides simplified and convenient procedures for change of Internet Culture Operation Permit. Additionally, the PRC government requires counterparts of Ministry of Culture at all levels to give priority to the development of internet café chain enterprises when making the plan on the total number of internet cafés.

Our Growth Strategy

We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•	We will seek to grow by business expansion. We plan to expand in Guizhou, Sichuan, and Yunnan Provinces as well as the Chongqing Municipality principally through the acquisition of local small chains, in order to meet the requirements of applying for a national chain license. The national chain license requires 30 internet cafés in three provinces. In the future, we plan to acquire internet cafés in Guizhou and Sichuan Provinces to help us satisfy the requirements of obtaining a national chain license. We also want to fully develop our wholly-owned branches through effective integration of resources. Most of our current competitors that offer franchising simply provide a franchise license to entrepreneurs to get started in exchange for a yearly fee. Junlong, on the other hand, is deeply involved in the operational management of its company-owned cafés. After we obtain a national chain license, we will focus on developing high-end internet cafés in the more developed cities to create new concepts of internet café operation such as operating cafes that provide food and beverage service as well as overnight accommodation. The high-end internet cafes that we plan to open in the future will house the most up to date computers and have private rooms for movie viewing and game play with surround sound capability. These high-end cafes will cater to individuals with disposable income exceeding that of our general customers, young low-income males and migrant workers. We expect to spread to the less developed cities in three years in order to gain competitive market shares. We plan to put 20% of our resources to the less developed cities for market integration after we are granted a national license, which will effectively lay the foundation for us in those cities.

•	We will seek to grow by improving our company structure. To optimize our resources and operations, we plan to improve our company structure so that 20% of our internet cafés will be large stores, each with 300 or more computers mainly focusing on movies, high-end games and entertainment; 50% of cafés will be medium stores with 150 to 300 computers and a few movie suites focusing on high-end games; 10% of cafés will be small stores in the developed cities to spread our reputation with 100 to 150 computers. In order to penetrate the less developed cities, we want to open 20% of our stores in those cities. Our mission is to set up internet cafés all over the PRC to become a real national chain and the industry leader, and we will start to implement these plans in the second half of 2013.

•	We will seek to grow by location selection. Running internet cafés is a retail business. Internet cafés are located in highly populated areas so as to attract customers. Junlong’s internet cafés are located at busy and well attended areas such as industrial zones and business quarters. We kept conducting market research in Sichuan, Guizhou, and Yunan provinces and Chongqing municipalities in 2012. As a result of this market research, we have identified the university areas in Sichuan and Chongqing, the residential areas and business quarters in Yunan and Guizhou as prime areas for the establishment of internet cafés. As such, our future expansion in the south-western region will focus on the establishment of internet cafes in these locations.

Use of Prepaid IC Cards

Our internet café members purchase prepaid IC cards which include stored value that is deducted based on time usage of a computer at our internet cafés. The cards are only sold at our cafés. We deduct from the stored value amount to reflect customer usage when the customers’ IC cards are inserted into the IC card slot on the computer. Revenues derived from the prepaid IC cards at the internet café are recognized when services are provided. Below is our IC card sample.

Outstanding customer balances on the IC cards are included in deferred revenue on the balance sheets. We do not charge any service fees that cause a decrease in customer balances.

The basic membership comes with the IC card and costs RMB 10 (approximately $1.52) on top of the initial credits deposited. Members receive a discount (e.g. RMB 50 (approximately $7.94) deposit gets RMB 60 (approximately $9.52) credit in the IC card). There is no expiration date for IC cards, but money deposited into the IC cards is not refundable.

Software on the Computers

We have on average 250 computers in each location and a total of over 15,433 computers serving all 62 internet cafés. We install more than 1,000 online games on each of our computers. We also provide movies, music and online chatting software. We use Microsoft Word compatible software called “WPS,” which is a freeware provided by Kingsoft, a Chinese software company, so that we do not pay for the higher priced Microsoft Office license.

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

In the year of 2013 we plan to open internet cafés around university areas in the south-western provinces and cities including Sichuan and Chongqing. Students spend more time in internet cafés because their time is very flexible. We believe that major users of internet cafés in the future will be young game players.

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

Although there are no patents or copyrights for this software, it is only used internally on our computer systems and is not available for download. We also entered into a confidentiality agreement with the IT manager Zhenfan Li whose team developed this software. Our competitive advantage lies in continually updating SAFLASH to assure internet connection stability.  We estimate the research and development costs associated with updating SAFLASH to be approximately RMB100,000 (approximately $ 15,870) per year.  This cost includes the salaries of software engineers and costs associated with testing any updates.  The costs associated with research and development activities are borne by our customers in the form of increased prices.

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

Our Employees

As of April 18, 2013, we had 656 full time employees. The following table sets forth the number of employees by function:

Function	Number of Employees
Senior Management	66
Accounting	6
Staff employees	584
Total	656

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

Junlong currently leases an office space of approximately 411.14 square meters for its headquarters located at #1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City, Longgang District, Shenzhen. The term of the lease is from March 15, 2012 to March 14, 2015.

 Junlong also leases spaces from different entities or individuals for its 62 internet cafés. The rent we paid for leased spaces in the fiscal year ended December 31, 2012 was approximately $2.07 million in total.

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

Market Information

Since March 20, 2013, our common stock is quoted on the OTCQB under the ticker symbol “CICC.” From March 10, 2011 through March 19, 2013, our common stock was quoted on the OTC Bulletin Board under the symbol CICC.OB. Prior to March 10, 2011, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2011
1st Quarter	$2.00	$1.50
2nd Quarter	$1.50	$0.80
3rd Quarter	$1.01	$0.40
4th Quarter	$0.50	$0.15

Year ended December 31, 2012
1st Quarter	$0.55	$0.36
2nd Quarter	$0.78	$0.26
3rd Quarter	$0.31	$0.26
4th Quarter	$0.50	$0.26

The last reported sales price of our common stock on the OTC Bulletin Board on December 31, 2012 was $0.50 and on April 18, 2013, the last reported sales price on the OTCQB was $0.29.

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

Approximate Number of Holders of Our Common Stock

As of April 18, 2013, there were approximately 228 stockholders of record of our common stock, as reported by our transfer agent. The number of record holders does not include persons who hold our common stock in nominee or “street name” accounts through brokers.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

As of April 18, 2013, we do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), we operate in our belief the largest Internet Café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 62 internet cafes in high traffic areas. Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our cafes do sell snacks, drinks, and game access cards, more than 96% of our revenue comes directly from selling internet access time to our computers.

During our fiscal year of 2012, we focused on increasing the number of our cafes in Shenzhen and relocating our existing cafes to the better business areas. We expect our future growth to be driven by a number of factors and trends including:

1.	Our ability to expand our client base through promotion of our services

2.	Our ability to integrate cafes we acquired

3.	Our ability to identify and acquire target companies for joint venture in the coming years

For the fiscal year ended December 31, 2012, our revenue was approximately $29.6 million and our net income was roughly $4.8 million, representing a decrease of 9% and 50%, respectively, from the revenue of roughly $32.6 million and net income of approximately $9.5 million for the fiscal year ended December 31, 2011.

The discussion below of our performance is based upon our audited financial statements for the fiscal year ended December 31, 2012 and 2011, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income. We believe as the Shenzhen municipal government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected by increased home computer and home game console ownership. We believe, however, the home computer and game console penetration rate is relatively low in the PRC as compared to that of the United States and Europe. In addition, young people in the PRC prefer internet cafes to home computers since it is a social place for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•	Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements of a national internet chain license, the Company's primary objective is to acquire and open at least 20 internet cafes in two provinces other than Guangdong province. The Company has conducted research in the south-western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan and is targeting internet cafes these areas for acquisition purposes. The Company believes a national license is imperative for the development of a national market.

Recent Developments and Reorganizations

On July 2, 2010, we completed a reverse acquisition transaction (“Reverse Acquisition”) through a share exchange with Classic Bond Development Limited, a BVI company, (“Classic Bond”) and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Classic Bond, in exchange for 19,000,000 shares of our common stock, $0.00001 par value, which constituted 94% of our issued and outstanding shares on a fully-diluted basis as of and immediately after the consummation of the Reverse Acquisition. As a result of the Reverse Acquisition, Classic Bond became our wholly-owned subsidiary and the former shareholders of Classic Bond became our controlling stockholders.

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

On February 22, 2011, in connection with a security purchase agreement between the Company and certain investors (the “Investors”), we closed a private placement (the “Offering”) of approximately $6.4 million from offering a total of 474,967 units at a purchase price of $13.50 per unit. As a condition to the Offering, we agreed to grant certain registration rights to the Investors pursuant to a Registration Rights Agreement dated February 22, 2011.

In the fiscal year of 2012, we opened three internet cafes and relocated 23 existing cafes to better business areas. As of the date of this report, we own 62 internet cafés within the city of Shenzhen in Guangdong province, PRC.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended December 31,
	2012		2011		Amount	%
		As percentage		As percentage	change	change
Revenue	$29,575,042	100%	$32,597,144	100%	(3,022,102)	-9%
Cost of revenue	20,851,761	71%	20,270,919	62%	580,842	3%
Gross profit	8,723,281	29%	12,326,225	38%	(3,602,944)	-29%

Operating Expenses
General and administrative expenses	1,199,510	4%	2,274,760	7%	(1,075,250)	-47%
Cafe relocation costs	763,219	3%	-	0%	763,219	100%
Total operating expenses	1,962,729	7%	2,274,760	7%	(312,031)	-14%

Income from operations	6,760,552	23%	10,051,465	31%	(3,290,913)	-33%

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	83,424	0%	1,457,090	-	(1,373,666)	-94%
Change in fair value of derivative financial instrument - warrants	(199,758)	-1%	783,290	-	(983,048)	-126%
Interest income	18,624	0%	12,439	0%	6,185	50%
Interest expenses	(14,501)		(9,303)	0%	(5,198)	56%
Other expenses	(14,515)	0%	(563)		(13,952)	2478%
Total non-operating income (expenses)	(126,726)	0%	2,242,953	7%	(2,369,679)	-106%

Net income before income taxes	6,633,826	22%	12,294,418	38%	(5,660,592)	46%
Income taxes	1,857,341	6%	2,786,097	9%	(928,756)	-33%
Net income attributable to China Internet Cafe Holdings Group, Inc.	4,776,485	16%	9,508,321	29%	(4,731,836)	-50%

Dividend on preferred stock	(216,605)	-1%	(247,486)	-	30,881	-12%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$4,559,880	15%	$9,260,835	28%	(4,700,955)	-51%

Other comprehensive income
Net income	$4,776,485	16%	9,508,321	29%	(4,731,836)	-50%
Foreign currency translation	122,162	0%	843,432	3%	(721,270)	-86%
Net Comprehensive income	$4,898,647	17%	$10,351,753	32%	(5,453,106)	-53%

Comparison of Fiscal Years Ended December 31, 2012 and 2011

Revenue

Our revenue is primarily generated from sales of prepaid IC cards which include stored value that will be deducted based on time usage of computers at our internet cafes. Our revenue decreased approximately $3.0 million, or 9%, from approximately $32.6 million for the fiscal year ended December 31, 2011 to $29.6 million for the fiscal year ended December 31, 2012. The decrease in revenue was mainly attributable to decrease in time usage of our computers in the internet cafes in the second and third quarters of 2012 resulting from the relocation of our internet cafes. Starting from 2012, the Shenzhen local government has ordered certain factories to be relocated to new districts. In order to maintain our current customer base, we relocated 23 internet cafes to the districts where the factories are moved. As we have completed the relocation of internet cafés by the end of the third quarter of 2012, we expect our revenue will recover in 2013. We will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition of internet cafes in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility business tax/value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and business tax/value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales increased approximately $0.6 million, or 3%, to approximately $20.9 million for the fiscal year ended December 31, 2012 from approximately $20.3 million for the same period in 2011. The increase for the year ended December 31, 2012 was mainly attributable to increase in depreciation, rent, utilities, and labor cost associated with five newly opened internet cafes, two of which were opened in the last quarter of 2011 and three were opened in 2012.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Our gross profit decreased by approximately $3.6 million, or 29%, to approximately $8.7 million for the fiscal year ended December 31, 2012 from approximately $12.3 million for the same period in 2011. Gross profit as a percentage of sales was 29% for the fiscal year ended December 31, 2012, as compared to 38% for the fiscal year of 2011. The decrease in our gross profit margin was mainly attributable to (1) the increase in salary, depreciation, and other costs, (2) costs incurred from the opening and operations of five new internet cafes since the fourth quarter of 2011 and (3) decrease in revenue as a result of the relocation of our 23 cafes. Our management expects the gross profit margin to improve after the completion of the relocation.

Operating Expenses

Operating expenses are composed of general and administrative expenses and cafe relocation costs. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses decreased by approximately $0.3 million, or 14%, to approximately $2.0 million for the fiscal year ended December 31, 2012 from approximately $2.3 million for the same period in 2011. During the fiscal year of 2012, we incurred cafe relocation costs of approximately $0.8 million, which resulted from disposal of lease hold improvements due to the relocation of 23 cafes in the second and third quarters of 2012. We expect that our operating expenses will decrease in 2013 in view of the completion of relocation by the end of 2012.

Non-operating Income/Expenses

Our other income decreased by approximately $2.4 million, or 106%, to approximately $0.1 million non-operating expense for the fiscal year ended December 31, 2012 from approximately $2.2 million non-operating income for the same period in 2011. The significant decrease was due to the decrease of approximately $2.4 million in the fair value of derivative instruments from a gain of approximately $2.2 million for the fiscal year ended December 31, 2011 to a loss of approximately $0.2 million for the fiscal year of 2012.

Income before Income Taxes

Income before income taxes decreased by approximately $5.7 million, or 46%, to approximately $6.6 million for the fiscal year ended December 31, 2012 from approximately $12.3 million for the same period in 2011. The decrease in income before income tax was mainly attributable to the decrease in revenue, the increase in cost of revenue incurred from the newly opened internet cafes, the loss incurred from the disposal of fixed assets, and the decrease in fair value of our derivative instruments.

Income Taxes

Our income taxes decreased by approximately $0.9 million to approximately $1.9 million for the fiscal year ended December 31, 2012 from approximately $2.8 million for the same period in 2011. The primary reason for the decrease in income taxes was the decrease in income before income tax as a result of decrease in revenue and increase in cost of revenue.

Net Income

Our net income decreased by approximately $4.7 million, or 50%, to approximately $4.8 million for the fiscal year ended December 31, 2012 from approximately $9.5 million for the same period in 2011 as a result of the factors described above. We expect to generate higher net profit in 2013 after the completion of the relocation of our internet cafes in 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of approximately $25.8 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

Cash Flow

	Fiscal Year Ended December 31,
	2012	2011
Net cash provided by operating activities	$8,464,920	$14,747,062
Net cash (used in) investing activities	(2,482,197)	(4,927,509)
Net cash provided by financing activities	158,645	5,520,681
Effect of foreign currency translation on cash and cash equivalents	46,993	452,622
Net cash flows	6,188,361	15,792,856

Operating Activities

Net cash provided by operating activities was approximately $8.5 million for the fiscal year ended December 31, 2012, a decrease of approximately $6.3 million, or 43%, as compared to approximately $14.7 million of net cash provided by operating activities for the same period in 2011. The decrease in cash provided by operating activities was mainly attributable to (1) a decrease in net income of approximately $4.7 million and deferred revenue of approximately $2.1 million as compared to the same period in 2011 due to the relocation of 23 cafes; (2) a decrease in tax payable of approximately $0.9 million due to decrease in net income; and (3) a decrease in accrued expenses of approximately $0.5 million as a result of a penalty for delay in effectively registering securities sold in our private placement in February 2011.

Investing Activities

Net cash used in investing activities was approximately $2.5 million for the fiscal year ended December 31, 2012, a decrease of approximately $2.4 million, or 50%, as compared to approximately $4.9 million net cash used in investing activities for the same period in 2011. For the year ended December 31, 2012, we spent approximately $3.5 million on acquisition of computers and equipment and lease hold improvements for the new cafes and the relocated 23 cafes. Our deposits paid for property and equipment decreased by approximately $1.0 million. For the same period in 2011, we spent approximately $7.5 million on acquisition of computers and lease hold improvements for 15 cafes opened in 2011. In addition, we terminated an acquisition agreement in the same period of 2011 and the deposit in connection with the acquisition of approximately $2.5 million was returned to the Company.

Financing Activities

Net cash provided by financing activities was approximately $0.2 million for the fiscal year ended December 31, 2012, a decrease of approximately $5.4 million, or 97%, as compared to approximately $5.5 million for the same period in 2011. The Company conducted a securities offering in February 2011 and received the proceeds of approximately $5.9 million while in the year ended December 31, 2012, the Company took out a short-term loan of approximately $0.2 million (RMB 1,000,000) from China Construction Bank.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The outstanding customer balances are $1,505,699 and $2,084,086 as at December 31, 2012 and 2011, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the fiscal year ended December 31, 2012.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2012	2011
Year-end RMB : USD exchange rate	6.3011	6.3523
Average yearly RMB : USD exchange rate	6.3034	6.4544

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Recently issued accounting pronouncements

Accounting Standards Codification

In October 2012, FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. In summary, the ASU requires post-acquisition date changes in the value of an indemnification asset to be accounted for on the same basis as the change in the underlying asset subject to the indemnification. Its adoption of ASU 2012-06 is not expected to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Internet Cafe Holdings Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Internet Cafe Holdings Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. China Internet Cafe Holdings Group, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Internet Cafe Holdings Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

EFP Rotenberg, LLP

Rochester, New York

April 18, 2013

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS		Restated
Current assets:
Cash and cash equivalents	$25,818,041	$19,629,680
Rental deposit	34,121	86,580
Equipment deposit	7,427	994,732
Inventory	49,681	212,607
Deferred tax assets	76,982	69,405
Total current assets	25,986,252	20,993,004

Property, plant and equipment, net	12,730,766	13,000,745
Intangible assets, net	124,274	161,083
Rental deposit-long-term portion	416,066	314,736
Total assets	$39,257,358	$34,469,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$158,702	$-
Accounts payable	-	100,480
Registration penalties payable	641,200	448,844
Deferred revenue	1,505,699	2,084,086
Payroll and payroll related liabilities	350,277	323,286
Income and other taxes payable	754,709	1,316,209
Accrued expenses	396,878	365,696
Amount due to a shareholder	2,634,163	2,135,218
Dividend payable on preferred stock	72,729	72,729
Derivative financial instrument - preferred stock	64,280	147,704
Derivative financial instrument - warrants	329,254	129,496
Total current liabilities	6,907,891	7,123,748

Commitments and contingencies (Note 17)

Convertible preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 shares issued and outstanding as of December 31, 2012 and 2011; preference in liquidation - $5,770,849)	3,682,473	3,682,473
Stockholders' Equity:

Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,414,821 and 21,254,377 shares issued and outstanding as of December 31, 2012 and 2011)	214	212
Additional paid in capital	2,050,329	1,728,726
Statutory surplus reserves	718,744	718,744
Retained earnings	24,320,169	19,760,289
Accumulated other comprehensive income	1,577,538	1,455,376
Total stockholders’ equity	28,666,994	23,663,347
Total liabilities and stockholders’ equity	$39,257,358	$34,469,568

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended
	December 31,
	2012	2011
		Restated

Revenue	$29,575,042	$32,597,144
Cost of revenue	20,851,761	20,270,919
Gross profit	8,723,281	12,326,225
Operating Expenses
General and administrative expenses	1,199,510	2,274,760
Cafe relocation costs	763,219	-
Total operating expenses	1,962,729	2,274,760

Income from operations	6,760,552	10,051,465

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	83,424	1,457,090
Change in fair value of derivative financial instrument - warrants	(199,758)	783,290
Interest income	18,624	12,439
Interest expenses	(14,501)	(9,303)
Other expenses	(14,515)	(563)
Total non-operating income (expenses)	(126,726)	2,242,953

Income before income taxes	6,633,826	12,294,418
Income taxes	1,857,341	2,786,097
Net income	4,776,485	9,508,321

Dividend on preferred stock	(216,605)	(247,486)
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$4,559,880	$9,260,835

Other comprehensive income
Net income	$4,776,485	$9,508,321
Foreign currency translation	122,162	843,432
Total comprehensive income	$4,898,647	$10,351,753

Earnings per share
- Basic	$0.21	$0.44
- Diluted	$0.19	$0.39
Weighted average common stock outstanding
- Basic	21,355,038	21,025,803
- Diluted	25,629,741	24,691,507

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common stock
	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Retained Earnings	Accumulated other comprehensive income	Total Stockholders’ Equity
Balance at December 31, 2009	19,000,000	190	1,373,484	718,744	4,752,871	210,995	7,056,284
Contributed capital by existing shareholders	-	-	251,612	-	-	-	251,612
Reorganization for reverse merger	1,200,000	12	3,321	-	-	-	3,333
Net income for the year	-	-	-	-	5,746,583	-	5,746,583
Foreign currency translation difference	-	-	-	-	-	400,949	400,949
Balance at December 31, 2010	20,200,000	202	1,628,417	718,744	10,499,454	611,944	13,458,761
Issuance of common stock	924,967	10	100,309	-	-	-	100,319
Preferred stock dividend	129,410	-	-	-	(247,486)	-	(247,486)
Net income for the year	-	-	-	-	9,508,321	-	9,508,321
Foreign currency translation difference	-	-	-	-	-	843,432	843,432
Balance at December 31, 2011	21,254,377	$212	$1,728,726	$718,744	$19,760,289	$1,455,376	$23,663,347
Stock based compensation	-	-	105,000	-	-	-	105,000
Preferred stock dividend	160,444	2	216,603	-	(216,605)	-	-
Net income for the year	-	-	-	-	4,776,485	-	4,776,485
Foreign currency translation difference	-	-	-	-	-	122,162	122,162
Balance at December 31, 2012	21,414,821	$214	$2,050,329	$718,744	$24,320,169	$1,577,538	$28,666,994

(1) See footnote 1 regarding the recapitalization of Classic Bond Development Limited

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2012	2011
		Restated
Cash flows from operating activities
Net income	$4,776,485	$9,508,321
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative financial instrument - preferred stock	(83,424)	(1,457,090)
Change in fair value of derivative financial instrument- warrants	199,758	(783,290)
Advisory fee	105,000	450,000
Depreciation	3,090,100	2,948,401
Amortization	38,103	37,212
Loss on disposal of fixed assets	762,602	-
Deferred tax assets	(7,011)	(68,307)
Changes in operating assets and liabilities:
Rental deposit	(45,621)	(96,983)
Inventory	164,593	(24,259)
Accounts payable	(101,259)	29,718
Deferred revenue	(595,104)	1,457,156
Payroll and payroll related liabilities	24,356	113,758
Income and other taxes payable	(571,986)	284,120
Accrued expenses and penalties payable	221,122	704,897
Amount due to a shareholder	487,206	1,643,408
Net cash provided by operating activities	8,464,920	14,747,062

Cash flows from investing activities
Increase of property, plant and equipment	(3,477,222)	(7,477,866)
Receipt of loan receivable due to termination of an investment agreement	-	2,478,929
Restricted cash	-	968,332
Deposits paid for property, plant and equipment	995,025	(896,904)
Net cash used in investing activities	(2,482,197)	(4,927,509)

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	-	5,675,614
Increase/(Decrease) from short term loan	158,645	(154,933)
Net cash flows provided by financing activities:	158,645	5,520,681

Effect of foreign currency translation on cash	46,993	452,622

Net increase in cash and cash equivalents	6,188,361	15,792,856
Cash and cash equivalents - beginning of year	19,629,680	3,836,824
Cash and cash equivalents - end of year	$25,818,041	$19,629,680

Cash paid during the year for:
Interest paid	$14,501	$9,303
Income taxes paid	$1,411,438	$2,775,996

Supplemental disclosures of non-cash transactions:
Transfer of equipment deposits paid in property and equipment	$994,732	$1,250,275
Dividend payable on preferred stock	72,729	72,729
Registration penalties	$192,356	448,844
Advisory fee	$105,000	$450,000

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	Organization, Recapitalization and Nature of Business (Continued)

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

Shenzhen Jun Long Culture Communication Co., Ltd. (“Junlong”)

Junlong is a Chinese enterprise organized in the People’s Republic of China (“PRC”) on December 26, 2003 in accordance with the Laws of the People’s Republic of China with the registered capital of $0.136 million (equivalent to RMB 1 million). In 2001, the Chinese government imposed higher capital (RMB10 million for regional internet café chain and RMB50 million for national internet café chain) and facility requirements for the establishment of internet cafes. On August 19, 2004, Junlong was granted approval from Shenzhen Municipal People’s Government to increase its registered capital by $1,230,500 from $136,722 to $1,367,222 million (increased by RMB 9 million, from RMB 1 million to RMB 10 million) The capital verification process has been completed. In April and July of 2010, Junlong acquired three internet cafes in Shenzhen.

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened the internet first cafe in April, 2006 and our members can access the internet at our venues. We started our internet cafes in 2006 and we opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened during the year of 2012. In total, we own 62 internet cafes within Shenzhen, Guangdong through December 31, 2012.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.	Summary of Significant Accounting Policies (Continued)

(c)	Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United states of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities an disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of due from related parties, inventories and the estimation on useful lives of plant and machinery and intangibles assets. Actual results could differ from those estimates.

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair vale recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the binomial valuation model. The methodology based, in part, upon inputs for which there is little or no observable market date requiring the Group to develop its own assumptions. The assumptions used in calculating the estimate fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Also see Note 16.

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

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the years ended December 31, 2012 and 2011, the commission income was $373,285 and $249,430, less than 1% of total revenue.

(e)	Cost of revenue

Cost of revenue consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafes including rental payments, utilities, business taxes, value added taxes, and surcharges. Our internet surfing business tax is 20% on gross revenue generated from our internet cafes. Our other surcharges are an education surcharge of 3%, city development surcharge of 1%, a culture development surcharge of 3%, and a snacks and drinks business tax of 5%. All surcharges are calculated on the basis of business tax amount. Our value added taxes is 3% on gross revenue generated from selling time of internet surfing in our internet cafes. Since November 2012, the Company has paid value added taxes instead of business taxes.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

3.	Summary of Significant Accounting Policies (Continued)

(i)	Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2012, the fair value of cash and cash equivalents, accounts payable, short-term loan, and accrued expenses approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 – Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 – Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2012, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total December 31,2012
Derivative Liability - Warrants	$-	$-	$329,254	$329,254
Derivative Liability – Preferred stock		-	64,280	64,280
Total	$-	$-	$393,535	$393,534

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

(j)	Stock-Based Compensation

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.	Summary of Significant Accounting Policies (Continued)

(k)	Equipment deposits

The Company prepaid the equipment deposits to the computer suppliers for the purchase of computer and equipment for the new internet cafes.

(l)	Property, plant and equipment

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

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $1,505,699 and $2,084,086 as of December 31, 2012 and 2011, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the year ended December 31, 2012.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.	Summary of Significant Accounting Policies (Continued)

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	December 31, 2012	December 31, 2011
Current assets and Long term rental deposit	$26,392,390	$21,256,846
Property, plant and equipment	12,730,766	13,000,745
Intangible assets	124,275	161,083
Total assets	39,247,431	34,418,674
Total liabilities	(10,129,831)	(11,064,894)
Net assets	$29,117,600	$23,353,780

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2012	December 31, 2011
Year-end RMB : USD exchange rate	6.3011	6.3523
Average yearly RMB : USD exchange rate	6.3034	6.4544

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

Earnings per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, preferred stock and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. See Note 13 for details.

(u)	Retained earnings-appropriated

In accordance with the relevant PRC regulations and the Company’s PRC articles of association, Junlong is required to allocate their respective net income to statutory surplus reserve.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.	Summary of Significant Accounting Policies (Continued)

(v)	Statutory surplus reserves

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

As of December 31, 2012 and 2011, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(w)	Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

(x)	Recent Accounting Pronouncements

In October 2012, FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. In summary, the ASU requires post-acquisition date changes in the value of an indemnification asset to be accounted for on the same basis as the change in the underlying asset subject to the indemnification. Its adoption of ASU 2012-06 is not expected to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

3. Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	December 31, 2012	December 31, 2011

Cash and cash equivalents at bank	$25,800,930	$19,609,650
Cash in hand	17,111	20,030
	$25,818,041	$19,629,680

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents (Note 2). As of December 31, 2012 and 2011, $25,794,334 and $19,585,062 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $1,951 and $44,618 of the Company's cash and cash equivalents were held by Chase bank and JP Morgan Chase bank in USA, respectively.

4. Equipment Deposits

Equipment deposits consist of:

December 31, 2012	December 31, 2011

$7,427	$994,732

As of December 31, 2011, equipment deposits for the purchase computers for three new internet cafes. One of them was opened in June 2012 and two of them were opened in July 2012. As of December 31, 2012, equipment deposits are for the purchase of an air-conditioner and fire protection systems for the new headquarters in Shenzhen.

5. Inventory

Inventory consists of:

	December 31, 2012	December 31, 2011

Purchased IC cards	$49,681	$212,607

There was no allowance made for obsolete or slow moving inventory as of December 31, 2012 and 2011.

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	December 31, 2012	December 31, 2011

Leasehold improvement	$4,394,136	$4,535,898
Cafe computers equipment and hardware	16,939,215	14,130,446
Cafe furniture and fixtures	1,963,143	1,746,164
Office furniture, fixtures and equipment	303,271	303,318
Motor vehicles	471,973	468,169
	$24,071,738	$21,183,995
Less: Accumulated depreciation	(11,340,972)	(8,183,250)
Property, plant and equipment, net	$12,730,766	$13,000,745

During the year ended December 31, 2012, depreciation expenses amounted to $3,090,100, of which $2,985,548 and $104,552 were recorded as cost of sales and general and administrative expense, respectively.

During the year ended December 31, 2011, depreciation expenses amounted to $2,948,401, of which $2,860,808 and $87,593 were recorded as cost of sales and general and administrative expense, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

7. Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2012	December 31, 2011
Business License	$99,614	$99,000
Customer Lists	126,219	125,012
	225,833	224,012
Less: Accumulated Amortization	(101,559)	(62,929)
Total	$124,274	$161,083

During the years ended December 31, 2012 and 2011, amortization expenses amounted to $38,103 and $37,212 respectively which was recorded under cost of sales.

Estimated amortization for the next five years and thereafter is as follows:

Year ending December 31,
2013	$38,103
2014	38,103
2015	21,094
2016	9,158
2017	1,825
Thereafter	15,947
Total	$124,230

8. Short Term Loan

The short term loan due within one year as of December 31, 2012 and 2011 consist of the following:

Bank	Loan Period	Interest rate	December 31, 2012	December 31, 2011
China Construction Bank	April 1, 2012 to March 26, 2013	12.46%	$158,702	-

On March 27, 2012, the Company entered into a loan agreement with China Construction Bank for $158,702 (RMB 1,000,000), which was secured by director’s guarantee. The annual interest rate is approximately 12.46% and is due on March 26, 2013.

9. Income and Other Taxes Payable

Income and other tax payables consist of the following:

	December 31, 2012	December 31, 2011
Business tax payable	$-	$605,274
Value added taxes	78,013	-
Income tax	586,908	582,406
Withhold individual income tax payable	2,208	1,300
Other tax payable	87,580	127,229
Total	$754.709	$1,316,209

10. Due To A Shareholder

	December 31, 2012	December 31, 2011
Mr. Guo Di Shan, a shareholder of the Company	$2,634,163	$2,135,218

The amount due to Mr. Di Shan Guo is unsecured with no stated interest and is payable on demand. As of December 31, 2012, the total amounts of $2.6 million were accumulated amount since 2007 and used to pay daily operating expenses and professional fees.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

11. Cost of Revenue

Cost of revenue consists of the following:

	For The Year Ended December 31,
	2012	2011
Cost of revenue consists of
Depreciation and amortization	$3,023,651	$2,898,020
Salary	3,250,516	2,446,447
Rent	2,326,337	1,886,295
Utility	2,221,137	2,143,416
Business tax and surcharge	6,138,096	7,841,367
Others	3,892,024	3,055,374
	$20,851,761	$20,270,919

12. Income Tax

The components of income before income taxes from continuing operations consisted of the following:

	2012	2011
	US$	US$
Income (loss) subject to domestic income taxes only	(759,539)	685,681
Income (loss) subject to foreign income taxes only	7,429,365	11,608,737
	6,633,826	12,294,418

The Company is subject to U.S. federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes in China. The provision for income taxes from continuing operations consisted of the following:

	2012	2011
	US$	US$
Current:
Federal	-	-
State	-	-
PRC	1,934,323	2,855,502
	1,934,323	2,855,502
Deferred:
Federal	-	-
State	-	-
PRC	(76,982)	(69,405)
Total provision for income taxes	1,857,341	2,786,097

On March 16, 2007, the National People's Congress enacted a new enterprise income tax law (“New EIT Law”), which took effect on January 1, 2008. The New EIT Law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. While the New EIT Law equalizes the tax rates for foreign invested enterprises and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged economic sectors in PRC. Based on Circular 39—Circular on the Implementation of the Preferential Policies for Corporate Income Tax during the Transition Period, which was issued by the PRC State Council in 2007, enterprises that previously enjoyed a preferential tax rate, would transit to the statutory enterprise income tax rate of 25% over five years starting from January 1, 2008. During this transition period, for enterprises which previously enjoyed preferential tax rate of 15%, the applicable tax rate would increase to 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011 and 25% for 2012 and 2013.

Prior to 2008, Junlong enjoyed a preferential tax rate of 15% as a foreign invested enterprise because it was located in Shenzhen Special Economic Zone. Under the New EIT Law, Junlong was no longer entitled to 15% preferential tax rate but still enjoyed the reduced transitional tax rate at 24% for 2011. The aggregate dollar effect of preferential tax rate is as follows:

	2012	2011
Aggregate dollar effect of tax holiday	-	(116,087)
Per share effect—basic	$-	$0.01
Per share effect—diluted	$-	$-

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

12. Income Tax (Continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income from continuing operations before income taxes:

	2012	2011
	US$	US$
Tax at federal statutory rate	1,658,456	3,073,604
Permanent differences	29,804	(560,095)
Loss not benefited	169,801	388,675
Prior year true ups	-	-
Tax holiday	-	(116,087)
	1,857,341	2,786,097

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2012	2011
	US$	US$
DTA:
Deferred assets - others	76,982	69,405
Deferred assets - NOL	865,401	666,516
Total Deferred assets	942,383	735,921
Total Gross DTA	942,383	735,921
Valuation allowance	(865,401)	(666,516)
Net deferred assets	76,982	69,405

The Company has recorded a valuation allowance against all of its US deferred tax assets at December 31, 2012 and 2011. In accordance with ASC 740 Accounting for Income Taxes, based on all available evidence, including the Company’s historical results and the forecast of its future income, it is more likely than not that its US entity will not be able to realize its deferred tax assets, and that all of its PRC entities will be able to realize the deferred tax assets.

For U.S. federal income tax purposes, the Company has net operating loss, or NOL carry forwards of approximately $0.87 million and $0.67 million, at December 31, 2012 and 2011, respectively. The 2012 net operating loss carry forwards will expire after 20 years beginning 2030 and the 2011 net operating loss carry forwards will expire after 20 years beginning 2029, if not utilized. The Company has no net operating loss carry forwards for PRC enterprise income tax purposes, at December 31, 2012 and 2011, respectively.

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

Undistributed earnings of the Company’s PRC subsidiary amounted to approximately $26 million as of December 31, 2012. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes. The PRC tax authorities have clarified that dividend distributions made out of pre-January 1, 2008 retained earnings will not be subject to withholding taxes.

The Company and its subsidiaries are subject to taxation in the U.S. and the PRC. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2007. The tax authorities in the PRC may examine the tax returns of the Company three years after its fiscal year ended.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

13. Earnings per Share

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

	For The Years Ended Dec 31,
	2012	2011
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$4,776,485	$9,508,321
Dividend on preferred stock	(216,605)	(247,486)
Net income used in computing basic earnings per share	$4,559,880	$9,260,835

Basic weighted average shares outstanding	21,355,038	21,025,803
Basic earnings per share	$0.21	$0.44

	For The Years Ended Dec 31,
	2012	2011
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$4,559,880	$9,260,835
Dividend on preferred stock	216,605	247,486
Net income used in computing diluted earnings per share	$4,776,485	$9,508,321

Weighted average outstanding shares of common stock	21,355,038	21,025,803
Weighted average preferred stock	4,274,703	3,665,704
Diluted weighted average shares outstanding	25,629,741	24,691,507
Diluted earnings per share	$0.19	$0.39

Potential common shares outstanding as of June 30:
Series A preferred stock	4,274,703	4,274,703
Warrants	2,498,326	2,498,326
	6,773,029	6,773,029

During the year ended December 31, 2011, the average market price of the common stock during the period was less than the exercise price of the Warrants. Accordingly, the Warrants were anti-dilutive and have not been included in the calculation of diluted earnings per share.

14. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan, which is calculated at a range of 8% of the average monthly salary. The pension expense was $ 11,658 and $13,833 for the year ended December 31, 2012 and 2011, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

15. Stockholders’ Equity

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

As of December 31, 2012 and 2011, there are 21,414,821 and 21,254,377 shares of Common Stock issued and outstanding respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

15. Stockholders’ Equity (Continued)

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

As of December 31, 2012, there were 4,274,703 shares of Series A Preferred Stock outstanding, which were issued on February 22, 2011. No shares were outstanding at December 31, 2010.

16. Sale of Common Stock, Series A Preferred Stock and Warrants

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

16. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At December 31, 2012, the Company has accrued, $641,200 for the estimated liquidated damages it expects to pay.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

16. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

16. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

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

At December 31, 2012, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $231,462, $97,792 and $64,280, respectively, using a binomial model, based on the quoted market price of $0.50, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.03% to 0.17% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 149-173%. The aggregate change in the fair value of the derivative liabilities between December 31, 2011 and December 31, 2012 of $116,334 has been debited to income.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

16. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended December 31, 2012:

	Preferred – Embedded Derivative	Warrants	Total
Beginning balance, December 31, 2011	$147,704	$129,496	$277,200
Fair value adjustments	(83,424)	199,758	116,334
Ending balance, December 31, 2012	$64,280	$329,254	$393,534

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

17. Commitments and Contingencies

Operating Leases

In the normal course of business, the Company leases office space and internet cafes under operating leases agreements, which expire through 2017. The Company rents internet cafes venues and office space, primarily for regional sales administration offices that are conducive to administrative operations. The operating leases agreements generally contain renewal options that may be exercised in the Company's discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

As of December 31, 2012, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
2013	$2,442,724
2014	2,414,951
2015	1,454,284
2016	367,237
2017	9,522
$6,688,718

During the year ended December 31, 2012, rent expenses amounted to $2,396,870, of which $2,326,337 and $70,533 was recorded as cost of sales and general and administrative expense, respectively.

During the year ended December 31, 2011, rent expenses amounted to $2,074,611, of which $1,886,295 and $188,316 was recorded as cost of sales and general and administrative expense, respectively.

Purchase of Plant & Equipment of a total consideration of $1.24 million

During the fiscal year ended December 31, 2012, the Company paid $7,427 (representing RMB 468,000) for setting up air-condition system and fire protection system in its new headquarter in Shenzhen. As of December 31, 2011, the Company paid $994,732 (representing RMB 6,318,839) was recorded in Equipment Deposits for those leasehold improvement and equipment not delivered yet.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

17. Commitments and Contingencies (Continued)

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

18. Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the years ended December 31, 2012 and 2011.

At December 31, 2012 and 2011, there was one supplier of consignment snacks and drinks with amount of $-0- and $100,480 respectively, which accounted for 100% and 100% of the Company’s account payable.

19. Operating Risk and Uncertainties

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 9. Other financial assets and liabilities do not have material interest rate risk.

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

20. Segment Information

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

21. Additional Information - Condensed Financial Statements of the Company

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

As of December 31, 2012 and 2011, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

FINANCIAL INFORMATION OF CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Condensed Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Current assets:

Cash and cash equivalents	$1,951	$44,618
Rental deposit	3,333	3,333
Due from subsidiaries	6,332,030	5,959,933
Investment in subsidiaries	57,459,494	52,268,833

Total assets	$63,796,808	$58,276,717

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accrued expenses	$54,401	$54,401
Amount due to a shareholder	959,916	630,000
Registration penalties payable	641,200	448,844
Dividend payable on preferred stock	72,729	72,729
Derivative financial instrument - preferred stock	64,280	147,704
Derivative financial instrument - warrants	329,254	129,496
Total current liabilities	2,121,780	1,483,174

Convertible preferred stock ($0.00001 par value, 100,000,000 shares authorized, 4,274,703 shares issued and outstanding as of December 31, 2012 and 2011; preference in liquidation - $5,770,849)	3,682,473	3,682,473
Stockholders' Equity
Common stock ($0.00001 par value, 100,000,000 shares authorized, 21,414,821 and 21,254,377 shares issued and outstanding as of December 31, 2012 and 2011)	214	212
Additional paid in capital	38,425,043	38,103,440
Retained earnings	19,567,298	15,007,418

Total stockholders’ equity	57,992,555	53,111,070

Total liabilities and stockholders’ equity	$63,796,808	$58,276,717

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

21. Additional Information - Condensed Financial Statements of the Company (Continued)

Condensed Statements of Income and Comprehensive Income

	December 31, 2012	December 31, 2011
Operating Expenses
General and administrative expenses	$297,842	$899,927
Total operating expenses	297,842	899,927

Loss from operations	(297,842)	(899,927)

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	83,424	1,457,090
Change in fair value of derivative financial instrument - warrants	(199,758)	783,290
Equity in earnings of unconsolidated subsidiaries	5,190,661	8,167,849
Interest income	-	18
Total non-operating expenses	5,074,327	10,408,248

Net loss before income taxes	4,776,485	9,508,321
Income taxes	-	-
Net income/(loss)	4,776,485	9,508,321

Dividend on preferred stock	(216,605)	(247,486)
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	4,559,880	9,260,835

Other comprehensive income
Foreign currency translation adjustment	$122,162	843,432
Comprehensive income	$4,682,042	$10,104,267

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

21. Additional Information - Condensed Financial Statements of the Company (Continued)

Condensed Statements of Cash Flows

	December 31, 2012	December 31, 2011
Cash flows from operating activities
Net income/(loss)	$4,776,485	$9,508,321
Adjustments to reconcile net income to net cash provided by operating activities
Investment income from unconsolidated subsidiaries	(5,190,661)	(8,167,849)
Change on derivative financial instrument - preferred stock	(83,424)	(1,457,090)
Change on derivative financial instrument - warrants	199,758	(783,290)
Advisory fee	105,000	450,000
Changes in operating assets and liabilities:
Due from subsidiaries	(372,097)	(5,959,932)
Accrued expenses	192,356	448,844
Amount due to a shareholder	329,916	330,000
Net cash used in operating activities	(42,667)	(5,630,996)

Cash flows from financing activities
Net proceeds from issuance of preferred stock and warrants	-	5,675,614
Net cash provided by financing activities:	-	5,675,614

Effect of foreign currency translation on cash and cash equivalents		-
Net increase in cash	(42,667)	44,618
Cash - beginning of year	44,618	-
Cash - end of year	$1,951	$44,618

22. Subsequent Events

On February 22, 2013, in accordance with its terms, all 4,274,703 shares of Series A Convertible Preferred Stock outstanding automatically converted into 4,274,703 shares of common stock.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2012. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of December 31, 2012, our disclosure controls and procedures (“Disclosure Controls”) are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified by our management as of December 31, 2012, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of December 31, 2012.

2013 Planned Remediation

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal year 2013 to resolve non-routine or complex accounting matters.  We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.

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

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of our current officers and directors, as well as certain information about them, are set forth below:

NAME	AGE	POSITION
Dishan Guo	48	Chairman, Chief Executive Officer and Chief Financial Officer
Zhenquan Guo	35	Director
Lei Li	48	Director
Wenbin An	73	Director
Lizong Wang	48	Director

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

Lei Li. Mr. Lei Li joined our board on August 23, 2010. In 2009, Mr. Li is founded the Boardroom Advisors Company Limited, a Beijing-based financial advisory firm, and has been the managing director ever since. From August 2008 to June 23, 2012, Mr. Li was a director of Universal Travel Group, a travel services provider engaged in providing reservation, booking, and domestic and international travel and tourism services throughout China. From October 2007 to November 2009 he served as chief financial officer of Synutra International, Inc., a NASDAQ-listed company that focuses on selling premium infant formula products throughout China. From August 2004 to September 2007, Mr. Li was vice president and chief financial officer of Kasen International Holdings Limited, a public company listed on the Hong Kong Stock Exchange that manufactures upholstered furniture, furniture leather and automotive leather in China. Prior to that, from July 2001 through April 2004, Mr. Li served as chief financial officer at Eagle Brand Holdings Limited, a company listed on the Singapore Stock Exchange. Mr. Li’s experience also includes serving as a financial controller at the Korean division of Exel Plc between January 1997 and July 2001, and serving as a senior auditor at Waste Management Inc.’s international department in London between February 1995 and December 1996. Mr. Li is a fellow member of the Association of Chartered Certified Accountants (ACCA) in the UK. He received a bachelor’s degree in management and engineering from Beijing Institute of Technology in 1984, a master’s degree in economics from Renmin University of China in 1987, and a master’s degree in accounting and finance from the London School of Economics in 1992. Mr. Li’s foregoing experience, qualifications, attributes and skills led us to the conclusion that, in light of our business and structure, he should serve as a director of our company.

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

Family Relationships

Zhenquan Guo, one of our directors, is the nephew of our Chairman, Chief Executive Officer and Chief Financial Officer, Dishan Guo. There are no other family relationships between any of our directors or executive officers.

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

Meetings of Our Board of Directors

During fiscal year ended December 31, 2012, our Board of Directors did not meet. We did not hold an annual meeting in 2012.

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

A current copy of the audit committee charter, the compensation committee charter, and the nominating committee charter are available on the Company’s website, www.chinainternetcafe.com.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The code can be found on the Company's website, www.chinainternetcafe.com. Additionally upon written request, the Company will provide any person a copy of the code of ethics without charge. Request should be sent to: China Internet Cafe Holdings Group, Inc., #1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City, Longgang District, Shenzhen, Guangdong Province, PRC 518172.

Director Independence

Except for Dishan Guo and Zhenquan Guo, all our other directors are independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Board Leadership Structure and Role in Risk Oversight

Mr. Dishan Guo is our chairman, chief executive officer and chief financial officer. We have three independent directors. Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

Our Board of Directors has overall responsibility for risk oversight. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•	The Audit Committee oversees the Company’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

•	The Nominating Committee oversees risks related to the Company’s governance structure and processes.

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2012, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements:

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Dishan Guo	2012	$47,611	0	0	0	0	0	0	$47,611
CEO /CFO(1)	2011	$46,480	0	0	0	0	0	0	$46,480

(1)	Mr. Guo has been serving as our Chief Executive Officer since July 2, 2010. He was appointed as our Chief Financial Officer on September 27, 2010.

Employment Agreements

All of our employees, including Mr. Dishan Guo, our Chief Executive Officer, have executed our standard employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Guo’s employment agreement provides for an annual salary of RMB 300,000 (approximately $47,611).

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2012.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal year ended December 31, 2012:

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Dishan Guo(1)	2012		$-	-	-	-	-	-	-
Lei Li	2012		$19,044	-	-	-	-	-	19,044
Lizong Wang	2012		$19,044	-	-	-	-	-	19,044
Wenbin An	2012		$19,044	-	-	-	-	-	19,044
Zhenquan Guo(2)	2012	$		-	-	-	-	-	-

(1) Mr. Guo does not receive any additional compensation for his services as director of the Company.

(2) Mr. Zhenquan Guo received no compensation for serving as director of the Company for the fiscal year of 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of April 18, 2013 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Junlong, #1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City, Longgang District, Shenzhen, Guangdong Province, People’s Republic of China.

Name and Address of Beneficial Owner	Position	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
	Officers and Directors
Dishan Guo	Chairman /CEO/CFO	Common stock, $0.00001 par value	12,008,750	46.75%
Zhenquan Guo	Director	Common stock, $0.00001 par value	600,020	2.34%
Lei Li	Director	Common stock, $0.00001 par value	—	—
Wenbin An	Director	Common stock, $0.00001 par value	—	—
Lizong Wang	Director	Common stock, $0.00001 par value	100,000	0.39%
All officers and directors as a group (5 persons named above)		Common stock, $0.00001 par value	12,708,770	49.47%
	5% Security Holders
Dishan Guo		Common stock, $0.00001 par value	12,008,750	46.75%

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

In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the number of shares of the class beneficially owned by such person or entity on April 18, 2013, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total number of shares of common stock outstanding on April 18, 2013, which is 25,689,524, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred an on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) A total of 25,689,524 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 18, 2013.

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

As of December 31, 2012, we had $2,634,163 due to Mr. Di Shan Guo, our Chairman, Chief Executive Officer and Chief Financial Officer, which amount were accumulated since 2007 and used to pay daily operating expenses and professional fees. The amount due is unsecured with no stated interest and is payable on demand.

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

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

2011	$85,000	EFP Rotenberg, LLP

2012	$93,000	EFP Rotenberg, LLP

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A are:

2011	$30,000	EFP Rotenberg, LLP

2012	$36,000	EFP Rotenberg, LLP

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed by our principal accountants for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

For the fiscal years ended December 31, 2012 and 2011, we did not incur any fees from our principal accountants for services other than the services covered under the “Audit Fees” and “Audit-Related Fees” for the fiscal year ended December 31, 2012 and 2011.

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

PART V

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1(1)	Form of Share Exchange Agreement, dated July 2, 2010, among the Company, Classic Bond Development Limited and its shareholders.

3.1(6)	Amended and Restated Articles of Incorporation of China Internet Café Holdings Group, Inc.

3.2(2)	Bylaws of the Company

3.3(3)	Amended and Restated Bylaws, adopted on July 30, 2010

3.4(6)	Certificate of Designations Preferences and Rights of the 5% Series A Convertible Preferred Stock of China Internet Café Holdings Group, Inc.

4.1(1)	Form of Cancellation Agreement, dated July 2, 2010, among the Company and certain shareholders.

4.2(2)	Specimen Stock Certificate

10.1(1)	Management Consulting Service Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.2(1)	Equity Pledge Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.3(1)	Option Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.4(1)	Proxy Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.5(1)	English Translation of Form of Non-disclosure and Non-competition Agreement, dated March 11, 2010, between Junlong and its employees.

10.6(6)	Securities Purchase Agreement, dated February 22, 2011, by and among China Internet Café Holdings Group, Inc. and Investors identified therein

10.7(6)	Registration Rights Agreement, dated February 22, 2011

10.8(6)	Securities Escrow Agreement, dated February 22, 2011

10.9(6)	Lock-up Agreement, dated February 22, 2011

10.10(6)	Form of Series A Warrant

10.11(6)	Form of Series B Warrant

10.12	Lease Agreement, dated March 12, 2012, by and between Junlong and Shenzhen Jincheng Industrial Co., Ltd. [Unofficial Translation]*

14.1(4)	Code of Ethics

21(1)	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

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

Date:  April 19, 2013

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer, Chief Financial
Officer, and Chairman of the Board (principal
/s/ Dishan Guo	executive officer and principal financial officer)	April 19, 2013
Dishan Guo

/s/ Zhenquan Guo	Director	April 19, 2013
Zhenquan Guo

/s/ Lei Li	Director	April 19, 2013
Lei Li

/s/ Wenbin An	Director	April 19, 2013
Wenbin An

/s/ Lizong Wang	Director	April 19, 2013
Lizong Wang