Form 10-Q
period 2013-03-31
China Internet Cafe Holdings Group, Inc.
filed 2013-05-20
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 17, 2013, there are 25,689,524 shares of $0.00001 par value common stock (the “Common Stock”) issued and outstanding.

FORM 10-Q

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$29,713,200	$25,818,041
Rental deposit	34,291	34,121
Equipment deposit	7,468	7,427
Inventory	64,399	49,681
Deferred tax assets	74,480	76,982
Total current assets	29,893,838	25,986,252

Property, plant and equipment, net	11,803,516	12,730,766
Intangible assets, net	115,377	124,274
Rental deposit-long-term portion	418,357	416,066
Total assets	$42,231,088	$39,257,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$-	$158,702
Accounts payable	123,784	-
Registration penalties payable	641,200	641,200
Deferred revenue	1,620,750	1,505,699
Payroll and payroll related liabilities	318,266	350,277
Income and other taxes payable	898,997	754,709
Accrued expenses	711,587	396,878
Amount due to a shareholder	2,810,172	2,634,163
Dividend payable on preferred stock	186,565	72,729
Derivative financial instrument - preferred stock	-	64,280
Derivative financial instrument - warrants	52,203	329,254
Total current liabilities	7,363,524	6,907,891

Commitments and contingencies (Note 17)

Converted Preferred stock ($0.00001 par value, 100,000,000 shares authorized, -0- and 4,274,703 shares issued and outstanding as of March 31, 2013 and December 31, 2012; preference in liquidation -$0 and $5,770,849, respectively)	-	3,682,473
Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 25,689,524 and 21,414,821 shares issued and outstanding as of March 31, 2013 and December 31, 2012)	257	214
Additional paid in capital	5,732,759	2,050,329
Statutory surplus reserves	718,744	718,744
Retained earnings	26,641,574	24,320,169
Accumulated other comprehensive income	1,774,230	1,577,538
Total stockholders’ equity	34,867,564	28,666,994
Total liabilities and stockholders’ equity	$42,231,088	$39,257,358

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended
	March 31,
	2013	2012

Revenue	$7,198,307	$7,134,204
Cost of revenue	4,076,078	5,005,431
Gross profit	3,122,229	2,128,773
Operating Expenses
General and administrative expenses	271,183	569,894
Total operating expenses	271,183	569,894

Income from operations	2,851,046	1,558,879

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	64,280	(432,178)
Change in fair value of derivative financial instrument - warrants	277,051	(306,279)
Interest income	4,593	3,730
Interest expense	(5,240)	-
Other expenses	(145)	(143)
Total non-operating income (expenses)	340,539	(734,870)

Income before income taxes	3,191,585	824,009
Income taxes	756,344	495,450
Net income	2,435,241	328,559

Dividend on preferred stock	(113,836)	(71,938)
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$2,321,405	$256,621

Other comprehensive income
Net income	$2,435,241	$328,559
Foreign currency translation	196,692	180,058
Total comprehensive income	$2,631,933	$508,617

Earnings per share
- Basic	$0.10	$0.01
- Diluted	$0.09	$0.01
Weighted average common stock outstanding
- Basic	23,219,696	21,281,312
- Diluted	25,689,524	25,556,015

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

	Common stock
	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Retained Earnings	Accumulated other comprehensive income	Total Stockholders’ Equity

Balance at January 1, 2013	21,414,821	$214	$2,050,329	$718,744	$24,320,169	$1,577,538	$28,666,994
Converted preferred stock	4,274,703	43	3,682,430	-	-	-	3,682,473
Preferred stock dividend	-	-	-	-	(113,836)	-	(113,836)
Net income for the period	-	-	-	-	2,435,241	-	2,435,241
Foreign currency translation difference	-	-	-	-	-	196,692	196,692
Balance at March 31, 2013	25,689,524	$257	$5,732,759	$718,744	$26,641,574	$1,774,230	$34,867,564

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Common stock
	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Retained Earnings	Accumulated other comprehensive income	Total Stockholders’ Equity

Balance at January 1, 2012	21,254,377	$212	$1,728,726	$718,744	$19,760,289	$1,455,376	$23,663,347
Stock based compensation	-	-	105,000	-	-	-	105,000
Preferred stock dividend	53,870	-	72,729	-	(71,938)	-	791
Net income for the period	-	-	-	-	328,559	-	328,559
Foreign currency translation difference	-	-	-	-	-	180,058	180,058
Balance at March 31, 2012	21,308,247	$212	$1,906,455	$718,744	$20,016,910	$1,635,434	$24,277,755

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2013	2012
		Restated
Cash flows from operating activities
Net income	$2,435,241	$328,559
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivative financial instrument - preferred stock	(64,280)	432,178
Change in fair value of derivative financial instrument- warrants	(277,051)	306,279
Advisory fee	-	105,000
Depreciation	995,699	911,076
Amortization	9,566	9,535
Deferred tax assets	2,921	(1,481)
Changes in operating assets and liabilities:
Inventory	(14,421)	97,757
Accounts payable	123,581	47,557
Deferred revenue	106,586	(39,832)
Payroll and payroll related liabilities	(33,884)	38,833
Income and other taxes payable	139,904	(283,416)
Accrued expenses and penalties payable	312,765	186,610
Amount due to a shareholder	168,287	101,281
Net cash provided by operating activities	3,904,914	2,239,936

Cash flows from financing activities
Short term loan repayments	(159,314)	-
Net cash flows used in financing activities:	(159,314)	-

Effect of foreign currency translation on cash	149,559	119,123

Net increase in cash and cash equivalents	3,895,159	2,359,059
Cash and cash equivalents - beginning of period	25,818,041	19,629,680
Cash and cash equivalents - end of period	$29,713,200	$21,988,739

Cash paid during the year for:
Interest paid	$5,240	$-
Income taxes paid	$599,018	$600,199

Supplemental disclosures of non-cash transactions:
Dividend payable on preferred stock	$186,565	$71,938
Advisory fee	$-	$105,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

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

On June 23, 2010, the Company further issued 1,950,000 shares of common stock to 42 individuals to raise fund of $84,093 (HK$651,721) for 651,721 shares and 1,308,954 shares associated with the reorganization of the Company at a value of $167,519 (HK$1,308,954) which is reflected as contributed capital by existing shareholders of Junlong and the total amount was $251,612. At March 31, 2013 and December 31, 2012, the issued and outstanding of Common Stock were 25,689,524 and 21,414,821 shares.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

1.	Organization, Recapitalization and Nature of Business (continued)

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened the internet first cafe in April, 2006 and our members can access the internet at our venues. We started our internet cafes in 2006 and we opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened during the year of 2012. In total, we own 62 internet cafes within Shenzhen, Guangdong through March 31, 2013.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies

(a)	Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

(b)	Principle of consolidation

The consolidated financial statements include the accounts of China Internet Cafe Holdings Group, Inc., Classic Bond Development Limited, Zhonghefangda and the VIE-Junlong. All intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair vale recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the binomial valuation model. The methodology based, in part, upon inputs for which there is little or no observable market date requiring the Group to develop its own assumptions. The assumptions used in calculating the estimate fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Also see Note 11.

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

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the three months ended March 31, 2013 and 2012, the commission income was $113,611 and $71,963, respectively, less than 1% of total revenue.

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

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

(f)	Credit risk

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

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2013, the fair value of cash and cash equivalents, accounts payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total March 31, 2013
Derivative Liability - Warrants	$-	$-	$186,565	$186,565
Derivative Liability – Preferred stock		-	-	-
Total	$-	$-	$186,565	$186,565

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $1,620,750 and $1,505,699 as of March 31, 2013 and December 31, 2012, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended March 31, 2013.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

(o)	Comprehensive income

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

The carrying amount of the VIEs’ assets and liabilities are as follows:

	March 31, 2013	December 31, 2012
Current assets and Long term rental deposit	$30,185,312	$26,392,390
Property, plant and equipment	11,803,518	12,730,766
Intangible assets	115,377	124,275
Total assets	42,104,207	39,247,431
Total liabilities	(10,533,543)	(10,129,831)
Net assets	$31,550,664	$29,117,600

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	March 31, 2013	March 31, 2012
Quarter-end RMB : USD exchange rate	6.2666	-
Three months average RMB : USD exchange rate	6.2769	6.2976

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

December 31, 2012
Year-end RMB : USD exchange rate	6.3011
Average yearly RMB : USD exchange rate	-

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

Earnings per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, preferred stock and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. See Note 15 for details.

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

As of March 31, 2013 and December 31, 2012, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation on it.

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

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

3. Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	March 31,	December 31,
	2013	2012

Cash and cash equivalents at bank	$29,433,166	$25,800,930
Cash in hand	280,034	17,111
	$29,713,200	$25,818,041

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2013 and December 31, 2012, $29,309,616 and $25,794,334 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $118,912 and $1,951 of the Company's cash and cash equivalents were held by Chase bank and JP Morgan Chase bank in USA, respectively.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

4. Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	March 31, 2013	December 31, 2012

Leasehold improvement	$4,418,327	$4,394,136
Cafe computers equipment and hardware	16,862,903	16,770,575
Cafe furniture and fixtures	2,108,540	2,096,595
Office furniture, fixtures and equipment	339,920	338,059
Motor vehicles	474,571	471,973
	$24,204,261	$24,071,738
Less: Accumulated depreciation	(12,400,745)	(11,340,972)
Property, plant and equipment, net	$11,803,516	$12,730,766

During the quarter ended March 31, 2013, depreciation expenses amounted to $995,699, of which $972,244 and $23,455 were recorded as cost of sales and general and administrative expense, respectively.

5. Short Term Loan

The short term loan due within one year as of March 31, 2013 and December 31, 2012 consist of the following:

		Interest	March 31,	December 31,
Bank	Loan Period	rate	2013	2012
China Construction Bank	April 1, 2012 to March 26, 2013	12.46%	$-	$158,702

On March 27, 2012, the Company entered into a loan agreement with China Construction Bank for $158,702 (RMB 1,000,000), which was secured by director’s guarantee. The annual interest rate was approximately 12.46% and was due on March 26, 2013. The loan has been paid in full on March 26, 2013.

6. Income and Other Taxes Payable

Income and other tax payables consist of the following:

	March 31, 2013	December 31, 2012
Value added taxes	$71,623	$78,013
Income tax	744,794	586,908
Withhold individual income tax payable	2,171	2,208
Other tax payable	80,409	87,580
Total	$898,997	$754,709

7. Due To a Shareholder

	March 31,	December 31,
	2013	2012
Mr. Guo Di Shan, a shareholder of the Company	$2,810,172	$2,634,163

The amount due to Mr. Di Shan Guo is unsecured with no stated interest and is payable on demand. As of March 31, 2013, the total amounts of $2.8 million were accumulated amount since 2007 and used to pay daily operating expenses and professional fees.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

8. Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC. The Company’s applicable enterprise income tax rate in PRC is 25% of its net income.

For the three months ended March 31, 2013 and 2012, the Company recorded uncertain tax benefits of approximately $0 and $0, respectively.

Aggregate undistributed earnings of approximately $29 million as of March 31, 2013 of the Group's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

9. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments with respect to its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $2,600 and $3,452 for the three months ended March 31, 2013 and 2012, respectively.

10. Stockholders’ Equity

Common Stock

On July 2, 2010, China Internet Cafe Holdings Group, Inc. (“China Internet Cafe”), entered into a share exchange transaction with Classic Bond Development Limited, a British Virgin Islands corporation (“Classic Bond”), and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, China Internet Cafe acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 19,000,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the 20,200,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 4,973,600 shares of common stock held by the Company’s former majority stockholder.. The business, assets and liabilities of China Internet Café did not change as a result of the reverse acquisition.

As of March 31, 2013 and December 31, 2012, there were 25,689,524 and 21,414,821 shares, respectively, of common stock issued and outstanding.

Series A Preferred Stock

On February 16, 2011, the Company filed with the Secretary of State of Nevada, as an amendment to its Articles of Incorporation, a Certificate of Designation, Preferences and Rights for the 5% Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”). On February 22, 2011, the Company issued 4,274,703 shares of its Series A Preferred Stock.

For each outstanding share of Series A Preferred Stock, dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of March, June, September, and December of each year, commencing September 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance. For the quarter ended September 30 and December 31 of 2012 and from January 1, 2013 to February 22, 2012, dividends have been accrued as dividends payable and are not paid as of March 31, 2013.

The Series A Preferred Stock was not subject to mandatory redemption (except on liquidation) but was redeemable in certain circumstances. Because of the possible redemption conditions, the Series A Preferred Stock was classified as mezzanine equity.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

10. Stockholders’ Equity (continued)

Each share of Series A Preferred Stock may be converted at any time, at the option of the holder, into a number of fully paid and non-assessable shares of Common Stock equal to the quotient of (i) the Series A Liquidation Preference of $1.35 per share divided by (ii) the conversion price in effect as of the date of the Conversion Notice. The initial conversion price of the Series A Preferred Stock was $1.35 per share.

In addition to the holder’s right to convert the Series A Preferred Stock at any time, provided that the Common Stock underlying the Series A Preferred Stock is registered under an effective registration statement or is available for resale under Rule 144, without limitation, all outstanding shares of the Series A Preferred Stock automatically converted into shares of Common Stock at the earlier to occur of (i) February 22, 2013, the 24 month anniversary of the Closing Date of the issuance of the Series A Preferred Stock, or (ii) at such time that the volume-weighted average price of the Company’s Common Stock is equal to or greater than $3.00 (as may be adjusted for any stock splits or combinations of the Common Stock) for a period of ten consecutive trading days and such Common Stock has an average daily trading volume, for ten consecutive trading days, equal to or greater than 50,000 shares.

On February 22, 2013, in accordance with its terms, all 4,274,703 shares of Series A Preferred Stock outstanding automatically converted into 4,274,703 shares of common stock.

11. Sale of Common Stock, Series A Preferred Stock and Warrants

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

The conversion price of the Series A Preferred Stock is subject to adjustment if the Company subsequently sells Common Stock at a lower price. Also, as described below for the Warrants, the conversion option is denominated in U.S. dollars, a currency other than the Company’s functional currency. Accordingly, the embedded conversion option was not considered to be indexed only to the Company’s common stock. In addition, the Company may be required to redeem the Series A Preferred Stock for cash if, on receipt of a conversion request, it is unable to issue shares registered for resale for any reason. In addition, the conversion price of the Series A Preferred Stock is subject to adjustment if the Company subsequently sells Common Stock at a lower price but there is no explicit limit on the number of shares that the Company may be required to issue. As a result of the foregoing, the exemption provided by ASC 815-10-15-74a was not available and the embedded conversion option was bifurcated and accounted for as a derivative liability. As noted above, on February 22, 2013, in accordance with its terms, all 4,274,703 shares of Series A Preferred Stock outstanding automatically converted into 4,274,703 shares of common stock. As a result of the conversion, the carrying value of the Series A Preferred Stock has been transferred to equity.

Warrants

The Series A and Series B Warrants are exercisable at any time and from time to time at an exercise price of $2.00 and $3.00 per share, respectively, and expire on February 22, 2014. The holder may elect a cashless exercise of the Warrants beginning 12 months after the issuance date but only if the shares underlying the Warrants are not registered for sale.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

11. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At March 31, 2013, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

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

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

11. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

Lock-up Agreement

On the Closing Date, the Company entered into a lock-up agreement (the “Lock-Up Agreement”) with Mr. Dishan Guo (the “Stockholder”), the Company’s chairman and principal stockholder, whereby the Stockholder is prohibited from selling our securities that they directly or indirectly own (the “Lock-Up Shares”) until nine months after the Registration Statement is declared effective (the “Lock-Up Period”). The Registration Statement became effective on August 31, 2012 and the Lock-Up period ends on May 31, 2013. In addition, the Stockholder further agreed that during the 12 months immediately following the Lock-Up Period, the Stockholder will not offer, sell, contract to sell, assign or transfer more than 0.833% of the Lock-Up Shares during each calendar month following the Lock-Up Period, other than engaging in a transfer in a private sale of the Lock-Up Shares if the transferee agrees in writing to be bound by and subject to the terms of the Lock-Up Agreement.

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

The Series A Preferred Stock is a hybrid financial instrument that embodies the risks and rewards typically associated with both equity and debt instruments. Accordingly, we were required to evaluate the features of this contract to determine its nature as either an equity-type contract or a debt-type contract. We determined that the Series A Preferred Stock is generally more akin to a debt-type contract, principally due to its potential redemption requirements, its fixed rate quarterly dividend requirement and its lack of voting rights. We concluded that the exemption in FASB ASC 815-10-15-74 was not available and that the embedded conversion option, along with certain other features of the Series A Preferred Stock that have risks of equity, required bifurcation and classification in liabilities as a compound embedded derivative financial instrument.

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

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

11. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

On February 22, 2013, all outstanding shares of the Series A Preferred Stock were converted to common stock. As of that date, the conversion feature of the Series A Preferred Stock was out-of-the-money and accordingly had no value. The aggregate change in the fair value of the embedded derivative instrument related to the Series A Preferred Stock between December 31, 2012 and February 22, 2013 of $64,280 has been credited to income.

At March 31, 2013, the Warrants, were re-valued at $52,203, using a binomial model, based on the quoted market price of $0.26, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.13% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 141%. The aggregate change in the fair value of the derivative liabilities between December 31, 2012 and March 31, 2013 of $277,051 has been credited to income.

Accounting for Series A Preferred Stock

$3,682,473 of the proceeds received was allocated to the carrying value of the Series A Preferred Stock host contract. The 4,274,703 shares of Series A Preferred Stock had a liquidation value of $5,770,849. Because the Series A Preferred Stock had conditions for its redemption that are outside our control, it was classified outside of Stockholders’ Equity, in the mezzanine section of our balance sheet, in accordance with ASC 480-10-S99-3A. All outstanding shares of Series A Preferred Stock were converted to common stock on February 22, 2013 and the carrying value of the Series A Preferred Stock was transferred to equity.

Placement Agent Fees

The placement agent cash fees of $545,025, other expenses related to the sale of the Units of $181,415 and the initial fair value of the Placement Agent Warrants of $262,966, aggregating $989,406, were charged to additional paid-in capital.

Consulting services and compensation

On January 1, 2012, the Company issued 300,000 common stock options exercisable at $0.64 per share vesting on January 1, 2012 to Potomac Investments, LLC for its service rendered. The options are exercisable until November 15, 2014. The company records the expense of the stock options over the related vesting period. The options were valued using the Binomial Model at the date of grant. The total fair market value at grant date is $108,000 based on the following assumptions: dividend yield: 0%; volatility: 164.33%, risk free rate: 0.36%, expected term: 3 years. All options remain outstanding at March 31, 2013.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended March 31, 2013:

	Preferred – Embedded Derivative	Warrants	Total
Beginning balance, December 31, 2012	$64,280	$329,254	$393,534
Fair value adjustments	(64,280)	(277,051)	(341,331)
Ending balance, March 31, 2013	$-	$52,203	$52,203

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

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

12.	Commitments and Contingencies

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

As of March 31, 2013, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2013	$1,973,034
2014	2,609,257
2015	1,475,749
2016	319,569
2017	4,779
$6,382,388

During the three months ended March 31, 2013 and 2012, rent expenses amounted to $853,718 and $556,099, respectively, of which $840,559 and $523,410 were recorded as cost of sales, respectively.

13.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the three months ended March 31, 2013 and 2012.

At March 31, 2013 and December 2012, there was one supplier of consignment snacks and drinks in the amount of $123,784 and $-0-, respectively, which accounted for 100% and 100% of the Company’s accounts payable.

14.	Operating Risk and Uncertainties

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

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

14.	Operating Risk and Uncertainties (continued)

Currently, the Company uses only one internet service provider. However, there are other internet service providers available to the Company. The management of the Company believes that the risk of loss of internet services is not that high because of other service providers available to the Company.

15.	Earnings per Share

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

	For The Three Months Ended March 31,
	2013	2012
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$2,435,241	$328,559
Dividend on preferred stock	(113,836)	(71,938)
Net income used in computing basic earnings per share	$2,321,405	$256,621

Basic weighted average shares outstanding	23,219,696	21,281,312
Basic earnings per share	$0.10	$0.01

	For The Three Months Ended March 31,
	2013	2012
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$2,321,405	$256,621
Dividend on preferred stock	113,836	71,938
Net income used in computing diluted earnings per share	$2,435,241	$328,559

Weighted average outstanding shares of common stock	23,219,696	21,281,312
Weighted average preferred stock	2,469,828	4,274,703
Diluted weighted average shares outstanding	25,689,524	25,556,015
Diluted earnings per share	$0.09	$0.01

Potential common shares outstanding as of March 31:
Series A preferred stock	-	4,274,703
Warrants	2,498,326	2,498,326
	2,498,326	6,773,029

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

15.	Earnings per Share (continued)

During the three months ended March 31, 2013 and 2012, the average market price of the common stock during the period was less than the exercise price of the Warrants. Accordingly, the Warrants were anti-dilutive and have not been included in the calculation of diluted earnings per share.

16	Segment Information

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

During the first quarter of 2013, we focused on integrating our existing cafes. We expect our future growth to be driven by a number of factors and trends including:

1.	Our ability to expand our client base through promotion of our services
2.	Our ability to integrate cafes we acquired
3.	Our ability to identify and acquire target companies for joint venture in the coming years

For the quarter ended March 31, 2013, our revenue was approximately $7.20 million and our net profit was approximately $2.44 million, representing an increase of 1% and 641%, respectively, from the revenue of approximately $7.13 million and net profit of approximately $0.33 million for the quarter ended March 31, 2012. As of March 31, 2013, we had 583 employees.

The discussion below of our performance is based upon our unaudited financial statements for the quarter ended March 31, 2013 and 2012, which are included in this report.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	For The Three Months Ended
	March 31,
	2013		2012		Amount	%
		As percentage		As percentage	change	change
Revenue	$7,198,307	100%	$7,134,204	100%	64,103	1%
Cost of revenue	4,076,078	57%	5,005,431	70%	(929,353)	-19%
Gross profit	3,122,229	43%	2,128,773	30%	993,456	47%

Operating Expenses
General and administrative expenses	271,183	4%	569,894	8%	(298,711)	-52%
Cafe relocation costs	0	0%	-	0%	0	100%
Total operating expenses	271,183	4%	569,894	8%	(298,711)	-52%

Income from operations	2,851,046	40%	1,558,879	22%	1,292,167	83%

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	64,280	1%	(432,178)	-	496,458	-115%
Change in fair value of derivative financial instrument - warrants	277,051	4%	(306,279)	-	583,330	-190%
Interest income	4,593	0%	3,730	0%	863	23%
Interest expenses	(5,240)		-	0%	(5,240)	100%
Other expenses	(145)	0%	(143)		(2)	1%
Total non-operating income (expenses)	340,539	5%	(734,870)	-10%	1,075,409	-146%

Net income before income taxes	3,191,585	44%	824,009	12%	2,367,576	287%
Income taxes	756,344	11%	495,450	7%	260,894	53%
Net income attributable to China Internet Cafe Holdings Group, Inc.	2,435,241	34%	328,559	5%	2,106,682	641%

Dividend on preferred stock	(113,836)	-2%	(71,938)	-	(41,898)	58%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$2,321,405	32%	$256,621	4%	2,064,784	805%

Other comprehensive income
Net income	$2,435,241	34%	328,559	5%	2,106,682	641%
Foreign currency translation	196,692	3%	180,058	3%	16,634	9%
Net Comprehensive income	$2,631,933	37%	$508,617	7%	2,123,316	417%

Comparison of Fiscal Quarter Ended March 31, 2013 and 2012

Revenue

Our revenue is primarily generated from sales of prepaid IC cards which include stored value that will be deducted based on time usage of computers at the internet cafe. Sales revenue increased approximately $0.07 million, or 1%, from $7.13 million for the quarter ended March 31, 2012 to $7.20 million for the quarter ended March 31, 2013. The slight increase in revenue was mainly contributed to our successful strategy of cafe relocation. In 2012, we relocated 23 internet cafes to the districts where the factories were moved so that we could keep our existing loyal customers and attract new customers in the desirable business districts. We will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition of internet cafes in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, business tax/value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and business tax/value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales decreased by approximately $0.93 million, or 19%, to approximately $4.08 million for the quarter ended March 31, 2013 from approximately $5.01 million for the same period in 2012. The decrease was mainly attributed to decrease in tax rate from 20% to 3% as a result of change in tax applicable to us from business tax to value added tax since the fourth quarter of 2012. We expect this trend of decrease in tax to continue in 2013 as we continue to be eligible to pay value added tax.

Gross Profit

Gross profit is the difference between sales revenue and cost of revenue. Our gross profit increased by approximately $0.99 million, or 47%, to approximately $3.12 million for the quarter ended March 31, 2013 from approximately $2.13 million for the same period in 2012. Gross profit as a percentage of sales was 43% for the quarter ended March 31, 2013, as compared to 30% for the same period in 2012. The increase in our gross profit margin was mainly attributable to increase in revenue and decrease in cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our administrative expenses decreased by approximately $0.30 million, or 52%, to approximately $0.27 million for the quarter ended March 31, 2013 from approximately $0.57 million for the same period in 2012. During the first quarter of 2012, we incurred a stock option expense of $0.11 million as we granted stock options to Potomac Investment LLC in consideration of their service rendered in 2011 and accrued registration penalty $0.19 million as a result. We expect that our operating expenses will remain relatively stable in the future.

Non-operating Income/Expenses

Our other income increased by approximately $1.08 million, or 146%, to $0.34 million non-operating income for the quarter ended March 31, 2013 from approximately $0.73 million non-operating expense for the same period in 2012. The significant change was mainly due to the increase of approximately $1.08 million in the fair value of derivative instruments from a loss of approximately $0.74 million for the quarter ended March 31, 2012 to a gain of approximately $0.34 million for the same period of 2013.

Income before Income Taxes

Income before income taxes increased by approximately $2.37 million, or 287%, to approximately $3.19 million for the quarter ended March 31, 2013 from approximately $0.82 million for the same period in 2012. The increase in income before income tax was mainly attributable to the decrease in cost of revenue.

Income Taxes

Our income taxes increased by approximately $0.26 million or 53% to approximately $0.76 million for the quarter ended March 31, 2013 from approximately $0.50 million for the same period in 2012. The primary reason for the increase in income taxes was the increase in income before income tax as a result of decrease in cost of revenue.

The effective tax rate decreased by 37% from 60% for the three months ended March 31, 2012 to 23% for the three months ended March 31, 2013. The significant decrease in effective tax rate was mainly due to the significant increase in fair value of unrealized loss of derivative instruments.

Net Income

Our net income increased by approximately $2.11 million, or 641%, to approximately $2.44 million for the quarter ended March 31, 2013 from approximately $0.33 million for the same period in 2012 as a result of the factors described above. We expect to generate higher net profit in 2013 as we continue to be eligible for the value added tax instead of business tax.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of approximately $29.71 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

Cash Flow

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$3,904,914	$2,239,936
Net cash used in financing activities	(159,314)	-
Effect of foreign currency translation on cash and cash equivalents	149,559	119,123
Net cash flows	$3,895,159	$2,359,059

Operating Activities

Net cash provided by operating activities was approximately $3.90 million for the quarter ended March 31, 2013, an increase of approximately $1.66 million, or 74%, as compared to approximately $2.24 million for the same period in 2012. The increase in cash provided by operating activities was mainly attributable to an increase in net income of approximately $2.1 million.

Financing Activities

Net cash used in financing activities was approximately $0.16 million for the quarter ended March 31, 2013, an increase of approximately $0.16 million, or 100%, as compared to $0 for the same period in 2012. The Company paid off a short-term loan of approximately $0.16 million (RMB 1,000,000) from China Construction Bank in the first quarter of 2013.

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

Cost of goods sold

Cost of goods sold consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafés including rental payments, utilities, business taxes/value added tax and surcharges. Our internet surfing business tax or value added tax are 20% and 3% on gross revenue generated from our internet cafés, respectively. Our other surcharges are an education surcharge of 3%, city development surcharge of 1%, a culture development surcharge of 3%, and a snacks and drinks business tax of 5%. All surcharges are calculated on the basis of business tax amount or value added tax amount.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The outstanding customer balances are $1,620,750 and $1,505,699 as at March 31, 2013 and December 31, 2012, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the quarter ended March 31, 2013.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2013	March 31, 2012
Quarter-end RMB : USD exchange rate	6.2666	-
Three months average RMB : USD exchange rate	6.2769	6.2976

December 31, 2012
Year-end RMB : USD exchange rate	6.3011
Average yearly RMB : USD exchange rate	-

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) for the quarter ended March 31, 2013. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective for the quarter ended March 31, 2013 as a result of the material weaknesses identified in our internal control over financial reporting.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management for the quarter ended March 31, 2013 is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective for the quarter ended March 31, 2013.

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

(1) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 9, 2010.

(2) Incorporated by reference to our Registration Statement on Form SB-2 filed on August 30, 2006.

(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 3, 2010.

(4) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2011.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: May 20, 2013
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

