Form 10-Q
period 2013-06-30
China Internet Cafe Holdings Group, Inc.
filed 2013-08-14
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2013, there are 25,689,524 shares of $0.00001 par value common stock issued and outstanding.

FORM 10-Q

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,500,684	$25,818,041
Rental deposit	34,759	34,121
Equipment deposit	7,581	7,427
Inventory	65,502	49,681
Deferred tax assets	74,437	76,982
Total current assets	33,682,963	25,986,252

Property, plant and equipment, net	11,089,871	12,730,766
Intangible assets, net	107,395	124,274
Rental deposit-long-term portion	424,103	416,066
Total assets	$45,304,332	$39,257,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$161,991	$158,702
Accounts payable	174,835	-
Registration penalties payable	641,200	641,200
Deferred revenue	1,839,129	1,505,699
Payroll and payroll related liabilities	378,935	350,277
Income and other taxes payable	825,304	754,709
Accrued expenses	563,712	396,878
Amount due to a shareholder	2,873,725	2,634,163
Dividend payable on preferred stock	186,565	72,729
Derivative financial instrument - preferred stock	-	64,280
Derivative financial instrument - warrants	21,204	329,254
Total current liabilities	7,666,600	6,907,891

Commitments and contingencies (Note 17)
Convertible Preferred stock ($0.00001 par value, 100,000,000 shares authorized, -0- and 4,274,703 shares issued and outstanding as of June 30, 2013 and December 31, 2012; preference in liquidation -$0 and $5,770,849, respectively)	-	3,682,473

Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 25,689,524 and 21,414,821 shares issued and outstanding as of June 30, 2013 and December 31, 2012)	257	214
Additional paid-in capital	5,732,759	2,050,329
Statutory surplus reserves	718,744	718,744
Retained earnings	28,867,432	24,320,169
Accumulated other comprehensive income	2,318,540	1,577,538
Total stockholders’ equity	37,637,732	28,666,994
Total liabilities and stockholders’ equity	$45,304,332	$39,257,358

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$14,206,846	$14,010,113	$7,008,539	$6,875,909
Cost of revenue	8,065,744	9,943,536	3,989,666	4,938,105
Gross profit	6,141,102	4,066,577	3,018,873	1,937,804
Operating Expenses
General and administrative expenses	367,049	810,687	95,866	240,793
Cafe relocation costs	-	533,213	-	533,213
Total operating expenses	367,049	1,343,900	95,866	774,006

Income from operations	5,774,053	2,722,677	2,923,007	1,163,798

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	64,280	(123,701)	-	308,477
Change in fair value of derivative financial instrument - warrants	308,050	(223,170)	30,999	83,109
Interest income	9,034	9,925	4,441	6,195
Interest expense	(5,392)	(4,450)	(152)	(4,450)
Other expenses	(190)	(12,470)	(45)	(12,327)
Total non-operating income (expenses)	375,782	(353,866)	35,243	381,004

Income before income taxes	6,149,835	2,368,811	2,958,250	1,544,802
Income taxes	1,488,736	811,642	732,392	316,192
Net income	4,661,099	1,557,169	2,225,858	1,228,610

Dividend on preferred stock	(113,836)	(143,876)	(113,836)	(71,938)
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$4,547,263	$1,413,293	$2,112,022	1,156,672

Other comprehensive income
Net income	$4,661,099	$1,557,169	2,225,858	1,228,610
Foreign currency translation	741,002	172,182	544,310	(7,876)
Total comprehensive income	$5,402,101	$1,729,351	$2,770,168	$1,220,734

Earnings per share
- Basic	$0.19	$0.07	0.08	0.05
- Diluted	$0.18	$0.06	0.09	0.05
Weighted average common stock outstanding
- Basic	24,461,433	21,308,691	25,689,524	21,335,769
- Diluted	25,689,524	25,583,394	25,689,524	25,610,472

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’Equity

Balance at January 1, 2013	21,414,821	$214	$2,050,329	$718,744	$24,320,169	$1,577,538	$28,666,994
Converted preferred stock	4,274,703	43	3,682,430	-	-	-	3,682,473
Preferred stock dividend	-	-	-	-	(113,836)	-	(113,836)
Net income for the period	-	-	-	-	4,661,099	-	4,661,099
Foreign currency translation difference	-	-	-	-	-	741,002	741,002
Balance at June 30, 2013	25,689,524	$257	$5,732,759	$718,744	$28,867,432	$2,318,540	$37,637,732

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities
Net income	$4,661,099	$1,557,169
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivative financial instrument - preferred stock	(64,280)	123,701
Change in fair value of derivative financial instrument- warrants	(308,050)	223,170
Advisory fee	-	105,000
Depreciation	1,956,172	1,331,182
Amortization	19,247	19,054
Loss on disposal of fixed assets	-	533,213
Deferred tax assets	4,097	(2,328)
Changes in operating assets and liabilities:
Rental deposit	577	(69,798)
Inventory	(14,635)	161,708
Accounts payable	172,975	47,995
Deferred revenue	299,023	(177,483)
Payroll and payroll related liabilities	21,173	16,683
Income and other taxes payable	54,375	(463,373)
Accrued expenses and penalties payable	158,771	190,009
Amount due to a shareholder	209,329	243,588
Net cash provided by operating activities	7,169,873	3,839,490

Cash flows from investing activities
Purchase of property, plant and equipment	(71,753)	(1,645,091)
Deposits paid for property, plant and equipment	-	233,198
Net cash used in investing activities	(71,753)	(1,411,893)

Cash flows from financing activities
Proceeds from short term loan	161,991	158,662
Short term loan repayments	(161,991)	-
Net cash flows used in financing activities:	-	158,662

Effect of foreign currency translation on cash	584,523	108,100

Net increase in cash and cash equivalents	7,682,643	2,694,359
Cash and cash equivalents - beginning of period	25,818,041	19,629,680
Cash and cash equivalents - end of period	$33,500,684	$22,324,039

Cash paid during the year for:
Interest paid	$5,392	$153
Income taxes paid	$1,409,950	$1,093,327

Supplemental disclosures of non-cash transactions:
Dividend payable on preferred stock	$186,565	$71,938
Registration penalties	$-	$192,356
Advisory fee	$-	$105,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

1.	Organization, Recapitalization and Nature of Business

China Internet Cafe Holdings Group, Inc. (“China Internet Cafe”)

China Internet Cafe Holdings Group, Inc. (formerly known as China Unitech Group, Inc.) (“the Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on March 14, 2006. On July 2, 2010, the Company successfully closed a share exchange transaction with the shareholders of Classic Bond Development Limited, a British Virgin Islands corporation (" Classic Bond"). The Company, through its variable interest entities in China, is currently engaged in the operation of a chain of China-based internet cafes. On February 1, 2011, the Company changed its name from China Unitech Group, Inc. to China Internet Cafe Holdings Group, Inc.

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

This share exchange transaction resulted in those shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the Company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Classic Bond as the accounting acquirer and the Company as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of Classic Bond whereby Classic Bond is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of the Company. The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented.

Accordingly, all references to common shares of Classic Bond’s common stock have been restated to reflect the equivalent number of shares of common stock of the Company. In other words, the 2,000,000 Classic Bond shares outstanding are restated as 20,200,000 common shares, as of July 2, 2010. Each share of Classic Bond is restated to 10.10 shares of the Company.

The book value of the net assets that for accounting purposes, were deemed to have been acquired by Classic Bond from the Company, as of the date of acquisition (July 2, 2010) were $3,333.

During the recapitalization, the Company incurred restructuring expenses of $300,000, related legal and professional fee of $ 129,033 and the interest expenses of $6,053 related to the short term loan for paying restructuring expenses. All of these expenses amounting to $435,086 in total which was recorded as reorganizational expenses in the statement of income.

Classic Bond Development Limited (“Classic Bond”)

Classic Bond Development Limited was incorporated on November 2, 2009 in the British Virgins Islands with 50,000 authorized common stock with no par value. On November 2, 2009, 50,000 shares of common stock were issued at $0.129 (HK$1) each for cash consideration of $6,452 (HK$50,000) to several shareholders including Mr. Guo Dishan who is a shareholder, officer and director of the Company.

On June 23, 2010, the Company further issued 1,950,000 shares of common stock to 42 individuals to raise funds of $84,093 (HK$651,721) for 651,721 shares and 1,308,954 shares associated with the reorganization of the Company at a value of $167,519 (HK$1,308,954) which is reflected as contributed capital by existing shareholders of Junlong (as defined below) and the total amount was $251,612. At June 30, 2013 and December 31, 2012, the issued and outstanding of common stock was 25,689,524 and 21,414,821 shares, respectively.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

1.	Organization, Recapitalization and Nature of Business (continued)

Classic Bond is in the business of operating internet cafés, throughout the Longang District of Shenzhen in Province of Guangdong of People's Republic of China ("PRC"). The Company conducts its operations through the following entities: (a) a wholly-owned subsidiary of the Company located in the PRC: Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) and (b) an entity located in the PRC: Shenzhen Junlong Culture Communication Co., Ltd. (“Junlong’), which is controlled by the Company through contractual arrangements between Zhonghefangda and Junlong, as if Junlong were a wholly-owned subsidiary of the Classic Bond.

Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”)

Zhonghefangda , Classic Bond’s wholly-owned subsidiary, was incorporated in People’s Republic of China (“PRC”) on June 10, 2010 with a registered capital of $129,032 (HK$1 million). Zhonghefangda is engaged in provision of management and consulting services.

On June 11, 2010, to protect the Company’s shareholders from possible future foreign ownership restrictions, Zhonghefangda and Junlong entered into a series of agreements. Under these agreements Zhonghefangda obtained the ability to direct the operations of Junlong and to receive a majority of the residual returns. Therefore, management determined that Junlong became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) ASC 810-10 and Zhonghefangda was determined to be the primary beneficiary of Junlong. Accordingly, beginning June 11, 2010, Zhonghefangda is able to consolidate the assets, liabilities, results of operations and cash flows of Junlong in the financial statements. Because the legal representative and ultimate major stockholder of Zhonghefangda and Junlong was the same person, Mr. Guo Dishan, Zhonghefangda and Junlong were deemed, until June 11, 2010, to be under the common control.

Exclusive Management and Consulting Agreement

On June 11, 2010, Zhonghefangda signed an exclusive management and consulting services agreement with Junlong. Pursuant to the agreement, Zhonghefangda agreed to provide management and consulting services to Junlong, upon request, in connection with the operation of the Business. The agreement provides that Junlong will compensate Zhonghefangda in consideration for its right to receive the aggregate net profit of Junlong for a period of twenty (20) years and for succeeding periods of the same duration until terminated by both parties under agreed conditions. Zhonghefangda will reimburse to Junlong the full amount of any net losses incurred by Junlong during the term of this agreement. As a result of entering into the exclusive management and consulting agreement, Zhonghefangda is deemed to control Junlong as a Variable Interest Entity and is consolidated with Junlong in the accompanying financial statements.

Shenzhen Jun Long Culture Communication Co., Ltd. (“Junlong”)

Junlong is a Chinese enterprise organized in the People’s Republic of China (“PRC”) on December 26, 2003 in accordance with the Laws of the People’s Republic of China with a registered capital of $0.136 million (equivalent to RMB 1 million). In 2001, the Chinese government imposed higher capital (RMB10 million for regional internet café chain and RMB50 million for national internet café chain) and facility requirements for the establishment of internet cafes. On August 19, 2004, Junlong was granted approval from Shenzhen Municipal People’s Government to increase its registered capital by $1,230,500 from $136,722 to $1,367,222 (increased by RMB 9 million, from RMB 1 million to RMB 10 million) The capital verification process has been completed.

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We started our internet cafes in 2006 and we opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened during the year of 2012. In total, we own 62 internet cafes within Shenzhen, Guangdong as of June 30, 2013.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

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

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. For the six months ended June 30, 2013 and 2012, the commission income was $226,456 and $ $151,743, respectively.

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

JUNE 30, 2013 AND DECEMBER 31, 2012

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

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2013, the fair value of cash and cash equivalents, accounts payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total June 30, 2013
Derivative Liability - Warrants	$-	$-	$21,204	$21,204
Total	$-	$-	$21,204	$21,204

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

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

Estimated Useful Lives
Leasehold improvements	5 years
Cafe computer equipment and hardware	5 years
Cafe furniture and fixtures	5 years
Office furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Leasehold improvements mainly results from the decoration expense. All of the Company’s lease contracts state lease terms of 5 years and leasehold improvement is amortized over 5 years, which represents the shorter of useful life and lease term.

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

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The outstanding customer balances were $1,839,129 and $1,505,699 as of June 30, 2013 and December 31, 2012, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at June 30, 2013.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

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

(q)	Consolidation of Variable Interest Entities

According to the requirements of Statement of Financial Accounting Standards No. 810-10, “Variable interest Entities”, the Company has evaluated the economic relationships of its wholly owned subsidiary, Zhonghefangda with Junlong and has determined that it is required to consolidate Zhonghefangda and Junlong pursuant to the rules of FASB ASC Topic 810-10. Therefore Junlong is considered to be a VIE, as defined by FASB ASC Topic 810-10 , of which Classic Bond is the primary beneficiary as a result of its wholly owned subsidiary Zhonghefangda. Classic Bond, as mentioned above, will absorb a majority of the economic risks and rewards of all of these VIE that are being consolidated in the accompanying financial statements.

The carrying amount of the VIEs’ assets and liabilities are as follows:

	June 30, 2013	December 31, 2012
Current assets and long term rental deposit	$34,099,042	$26,392,390
Property, plant and equipment	11,089,872	12,730,766
Intangible assets	107,396	124,275
Total assets	45,296,310	45,296,310
Total liabilities	(11,061,259)	(11,061,259)
Net assets	$34,235,051	$29,117,600

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2013	June 30, 2012
Six months-end RMB : USD exchange rate	6.1732	-
Six months average RMB : USD exchange rate	6.2395	6.5316
Three months average RMB : USD exchange rate	6.2025	6.3078

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

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

As of June 30, 2013 and December 31, 2012, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company did not have any further allocation on it.

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

JUNE 30, 2013 AND DECEMBER 31, 2012

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

3.	Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	June 30,	December 31,
	2013	2012

Cash and cash equivalents at bank	$33,250,507	$25,800,930
Cash on hand	250,177	17,111
	$33,500,684	$25,818,041

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2013 and December 31, 2012, $33,245,816 and $25,794,334 of the Company’s cash and cash equivalents were held by major banks located in the PRC, respectively, which management believes are of high credit quality, and $49 and $1,951 of the Company's cash and cash equivalents were held by Chase bank and JP Morgan Chase bank in USA, respectively.

4.	Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	June 30, 2013	December 31, 2012

Leasehold improvements	$4,485,176	$4,394,136
Cafe computers equipment and hardware	17,190,560	16,770,575
Cafe furniture and fixtures	2,140,442	2,096,595
Office furniture, fixtures and equipment	345,063	338,059
Motor vehicles	481,752	471,973
	$24,642,993	$24,071,738
Less: Accumulated depreciation	(13,553,122)	(11,340,972)
Property, plant and equipment, net	$11,089,871	$12,730,766

For the six months ended June 30, 2013, depreciation expense amounted to $1,956,172, of which $1,903,024 and $53,148 were recorded as cost of sales and general and administrative expense, respectively.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

5.	Short Term Loan

The short term loan due within one year as of June 30, 2013 and December 31, 2012 consist of the following:

		Interest	June 30,	December 31,
Bank	Loan Period	rate	2013	2012
China Construction Bank	April 1, 2012 to March 26, 2013	12.5%	$-	$158,702
China Construction Bank	June 13, 2013 to June 12, 2014	9%	$161,991	$-

On March 27, 2012, the Company entered into a loan agreement with China Construction Bank for $158,702 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate was approximately 12.46% and was due on March 26, 2013. The loan has been paid in full on March 26, 2013.

On June 13, 2013, the Company entered into a loan agreement with China Construction Bank for $161,991 (RMB 1,000,000), which was secured by a director’s personal guarantee. The loan carries an annual interest rate of approximately 9% and is due on June 12, 2014.

For the three and six months ended June 30, 2013, the interest expense is $152 and $5,392, respectively.

6.	Income and Other Taxes Payable

Income and other tax payables consist of the following:

	June 30, 2013	December 31, 2012
Value added taxes	$69,399	$78,013
Income tax	728,832	586,908
Withholding individual income tax payable	3,436	2,208
Other tax payable	23,637	87,580
Total	$825,304	$754,709

7.	Due To a Shareholder, Director and Officer

	June 30,	December 31,
	2013	2012
Mr. Guo Di Shan, a shareholder, director and officer of the Company	$2,873,725	$2,634,163

The amount due to Mr. Di Shan Guo is unsecured with no stated interest and is payable on demand. As of June 30, 2013, the total amounts of $2.87 million were accumulated amount since 2007 and used to pay daily operating expenses and professional fees.

8.	Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiary and affiliated entity incorporated in the PRC are subject to enterprise income taxes in the PRC. The Company’s applicable enterprise income tax rate in PRC is 25%.

For the six months ended June 30, 2013 and 2012, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $32 million as of June 30, 2013 of the Group's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

9.	Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments with respect to its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $5,970 and $6,507 for the six months ended June 30, 2013 and 2012, respectively. The pension expense was $3,370 and $3,055 for the three months ended June 30, 2013 and 2012, respectively.

10.	Stockholders’ Equity

Common Stock

On July 2, 2010, the Company entered into a share exchange transaction with Classic Bond, and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 19,000,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the 20,200,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 4,973,600 shares of common stock held by the Company’s former majority stockholder.. The business, assets and liabilities of the Company did not change as a result of the reverse acquisition.

As of June 30, 2013 and December 31, 2012, there were 25,689,524 and 21,414,821 shares, respectively, of common stock issued and outstanding.

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

For each outstanding share of Series A Preferred Stock, dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of March, June, September, and December of each year, commencing September 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance. For the quarter ended September 30 and December 31 of 2012 and from January 1, 2013 to February 22, 2013, dividends have been accrued as dividends payable and are not paid as of June 30, 2013.

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

On February 22, 2013, in accordance with its terms, all 4,274,703 shares of Series A Preferred Stock outstanding were automatically converted into 4,274,703 shares of common stock.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

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

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

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

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

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

At June 30, 2013, the Warrants, were re-valued at $21,204, using a binomial model, based on the quoted market price of $0.21, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.11% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 153%. The aggregate change in the fair value of the derivative liabilities between December 31, 2012 and June 30, 2013 of $308,050 has been credited to income.

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

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

11.	Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

Consulting services and compensation

On January 1, 2012, the Company issued 300,000 common stock options exercisable at $0.64 per share vesting on January 1, 2012 to Potomac Investments, LLC for its service rendered. The options are exercisable until November 15, 2014. The company records the expense of the stock options over the related vesting period. The options were valued using the Binomial Model at the date of grant. The total fair market value at grant date is $108,000 based on the following assumptions: dividend yield: 0%; volatility: 164.33%, risk free rate: 0.36%, expected term: 3 years. All options remain outstanding at June 30, 2013.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended June 30, 2013:

	Preferred – Embedded Derivative	Warrants	Total
Beginning balance, December 31, 2012	$64,280	$329,254	$393,534
Fair value adjustments	(64,280)	(308,050)	(372,330)
Ending balance, June 30, 2013	$-	$21,204	$21,204

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

As of June 30, 2013, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2013	$1,277,221
2014	2,535,757
2015	1,448,287
2016	317,870
2017	4,808
$5,583,943

During the three and six months ended June 30, 2013, rent expenses amounted to $417,479 and $1,271,197, respectively, of which $403,310 and $1,243,869 was recorded as cost of sales, respectively

During the three and six months ended June 30, 2012, rent expenses amounted to $655,011 and $1,121,110, respectively, of which $235,781 and $442,480 was recorded as cost of sales, respectively.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

13.	Concentrations

No sales to any customer constituted greater than 10% of net sales for the three and six months ended June 30, 2013 and 2012.

At June 30, 2013, the Company had accounts payable to one supplier of consignment snacks and drinks in the amount of $174,835 accounting for 100% of the Company’s accounts payable. The Company did not have any outstanding accounts payable as of December 31, 2012.

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

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

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

	For The Three Months Ended		For The Six Months Ended June 30,
	2013	2012	2013	2012
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$2,225,858	$1,228,610	$4,661,099	$1,557,169
Dividend on preferred stock	(113,836)	(71,938)	(113,836)	(143,876)
Net income used in computing basic earnings per share	$2,112,022	$1,156,672	$4,547,263	$1,413,293

Basic weighted average shares outstanding	25,689,524	21,335,769	24,461,433	21,308,691
Basic earnings per share	$0.08	$0.05	$0.19	$0.07

	For The Three Months Ended		For The Six Months Ended June 30,
	2013	2012	2013	2012
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$2,112,022	$1,156,672	$4,547,263	$1,413,293
Dividend on preferred stock	113,836	71,938	113,836	143,876
Net income used in computing diluted earnings per share	$2,225,858	$1,228,610	$4,661,099	$1,557,169

Weighted average outstanding shares of common stock	25,689,524	21,335,769	24,461,433	21,308,691
Weighted average preferred stock	-	4,274,703	1,228,091	4,274,703
Diluted weighted average shares outstanding	25,689,524	25,610,472	25,689,524	25,583,394
Diluted earnings per share	$0.09	$0.05	$0.18	$0.06

Potential common shares outstanding as of June 30:
Series A preferred stock	-	4,274,703	-	4,274,703
Warrants	2,498,326	2,498,326	2,498,326	2,498,326
	2,498,326	6,773,029	2,498,326	6,773,029

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

15.	Earnings per Share (continued)

During the three and six months ended June 30, 2013 and 2012, the average market price of the common stock during the period was less than the exercise price of the Warrants. Accordingly, the Warrants were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our operating entity, Junlong Culture Communication Co. Ltd. ("Junlong"), we operate in our belief the largest Internet Café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 62 internet cafes in high traffic areas. Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our cafes do sell snacks, drinks, and game access cards, more than 96% of our revenue comes directly from selling internet access time to our computers.

During the second quarter of 2013, we focused on integrating our existing cafes. We expect our future growth to be driven by a number of factors and trends including:

1.	Our ability to expand our client base through promotion of our services
2.	Our ability to integrate cafes we acquire
3.	Our ability to identify and acquire target companies for joint venture in the coming years

For the quarter ended June 30, 2013, our revenue was approximately $7.08 million and our net profit was approximately $2.23 million, representing an increase of 2% and 81%, respectively, from the revenue of approximately $6.88 million and net profit of approximately $1.23 million for the quarter ended June 30, 2012. As of June 30, 2013, we had 607 employees.

The discussion below of our performance is based upon our unaudited financial statements for the quarter ended June 30, 2013 and 2012, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income. We believe that as the Shenzhen municipal government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected by increased home computer and home game console ownership. We believe, however, the home computer and game console penetration rate is relatively low in the PRC as compared to that of the United States and Europe. In addition, young people in the PRC prefer internet cafes to home computers since it is a social place for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•	Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements of a national internet chain license, the Company's primary objective is to acquire and open at least 20 internet cafes in two provinces other than Guangdong province. The Company has conducted research in the south-western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan and is targeting internet cafes in these areas for acquisition purposes. The Company believes a national license is imperative for the development of a national market.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	For The Three Months Ended
	June 30,
	2013		2012		Amount	%
		As percentage		As percentage	change	change
Revenue	$7,008,539	100%	$6,875,909	100%	132,630	2%
Cost of revenue	3,989,666	57%	4,938,105	72%	(948,439)	-19%
Gross profit	3,018,873	43%	1,937,804	28%	1,081,069	56%

Operating Expenses
General and administrative expenses	95,866	1%	240,793	4%	(144,927)	-60%
Loss on disposal of fixed assets	-	0%	533,213	0%	(533,213)	-100%
Total operating expenses	95,866	1%	774,006	11%	(678,140)	-88%

Income from operations	2,923,007	42%	1,163,798	17%	1,759,209	151%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-
Change in fair value of derivative financial instrument - preferred stock	-	0%	308,477	-	(308,477)	-100%
Change in fair value of derivative financial instrument - warrants	30,999	0%	83,109	-	(52,110)	-63%
Interest income	4,441	0%	6,195	0%	(1,754)	-28%
Interest expenses	(152)	0%	(4,450)	0%	4,298	-97%
Other expenses	(45)	0%	(12,327)	0%	12,282	-100%
Total non-operating income (expenses)	35,243	1%	381,004	6%	(345,761)	-91%

Net income before income taxes	2,958,250	42%	1,544,802	22%	1,413,448	91%
Income taxes	732,392	10%	316,192	5%	416,200	132%
Net income attributable to China Internet Cafe Holdings Group, Inc.	$2,225,858	32%	$1,228,610	18%	997,248	81%

Dividend on preferred stock	(113,836)	-2%	(71,938)	-	(41,898)	58%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	2,112,022	30%	1,156,672	17%	955,350	83%

Other comprehensive income
Net income	2,225,858	32%	1,228,610	18%	997,248	81%
Foreign currency translation	544,310	8%	(7,876)	0%	552,186	-7011%
Net Comprehensive income	$2,770,168	40%	$1,220,734	18%	1,549,434	127%

Comparison of The Quarters Ended June 30, 2013 and June 30, 2012

Revenue

Our revenue is primarily generated from sales of prepaid IC cards which include stored value that will be deducted based on time usage of computers at the internet cafe. Sales revenue increased approximately $0.13 million, or 2%, from approximately $6.88 million for the quarter ended June 30, 2012 to approximately $7.01 million for the quarter ended June 30, 2013. The slight increase in revenue was mainly contributed to our successful strategy of cafe relocation. In 2012, we relocated 23 internet cafes so that we could keep our existing loyal customers and attract new customers in the more desirable business districts. We will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition of internet cafes in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, business tax/value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and business tax/value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales decreased by approximately $0.95 million, or 19%, to approximately $3.99 million for the quarter ended June 30, 2013 from approximately $4.94 million for the same period in 2012. The decrease was primarily a result of change in applicable taxes and tax rates. Beginning the last quarter of 2012, new tax policies and implementation rules were promulgated, pursuant to which the taxpayers in certain industries are subject to value added taxes instead of business tax. In accordance with the new rules, we are eligible to pay a 3% value added tax as a small scale taxpayer instead of the 20% business tax. Until there is a change in applicable tax rules, we believe we will continue to be eligible for the lower value added tax rate and thus we expect the decrease in tax to continue in the remainder of 2013.

Gross Profit

Gross profit increased by approximately $1.08 million, or 56%, to approximately $3.02 million for the quarter ended June 30, 2013 from approximately $1.94 million for the same period in 2012. Gross profit as a percentage of sales was 43% for the quarter ended June 30, 2013, as compared to 28% for the same period in 2012. The increase in our gross profit margin was mainly attributable to increase in revenue and decrease in cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses decreased by approximately $0.68 million, or 88%, to approximately $0.10 million for the quarter ended June 30, 2013 from approximately $0.77 million for the same period in 2012. In the quarter ended June 30, 2012, we incurred loss of approximately $0.53 million resulting from disposal of lease hold improvement due to the relocation of 13 internet cafes as compared to $0 loss for the same period in 2013.

Non-operating Income/Expenses

Our other income decreased by approximately $0.35 million, or 91%, to approximately $0.04 million non-operating income for the quarter ended June 30, 2013 from approximately $0.38 million non-operating income for the same period in 2012. The significant change was mainly due to the decrease of approximately $0.36 million in the fair value of derivative instruments from a gain of approximately $0.39 million for the quarter ended June 30, 2012 to a gain of approximately $0.03 million for the same period of 2013.

Income before Income Taxes

Income before income taxes increased by approximately $1.41 million, or 91%, to approximately $2.96 million for the quarter ended June 30, 2013 from approximately $1.55 million for the same period in 2012. The increase in income before income tax was mainly attributable to the decrease in cost of revenue.

Income Taxes

We are subject to U.S. federal income tax, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC. Our income taxes increased by approximately $0.42 million or 132% to approximately $0.73 million for the quarter ended June 30, 2013 from approximately $0.31 million for the same period in 2012. The primary reason for the increase in income taxes was the increase in income before income tax.

The effective tax rate increased by 4% from 21% for the three months ended June 30, 2012 to 25% for the three months ended June 30, 2013. The increase in effective tax rate was mainly due to the decrease in fair value of unrealized gain of derivative instruments.

Net Income

Our net income increased by approximately $1.00 million, or 81%, to approximately $2.23 million for the quarter ended June 30, 2013 from approximately $1.23 million for the same period in 2012 as a result of the factors described above. We expect to generate higher net profit in 2013 as we continue to be eligible for the value added tax instead of business tax.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	For The Six Months Ended
	June 30,
	2013		2012		Amount	%
		As percentage		As percentage	change	change
Revenue	$14,206,846	100%	$14,010,113	100%	196,733	1%
Cost of revenue	8,065,744	57%	9,943,536	71%	(1,877,792)	-19%
Gross profit	6,141,102	43%	4,066,577	29%	2,074,525	51%

Operating Expenses
General and administrative expenses	367,049	3%	810,687	6%	(443,638)	-55%
Cafe relocation costs	-		533,213	4%	(533,213)	-100%
Total operating expenses	367,049	3%	1,343,900	10%	(976,851)	-73%

Income from operations	5,774,053	41%	2,722,677	19%	3,051,376	112%

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	64,280	0%	(123,701)	-	187,981	-152%
Change in fair value of derivative financial instrument - warrants	308,050	2%	(223,170)	-	531,220	-238%
Interest income	9,034	0%	9,925	0%	(891)	-9%
Interest expenses	(5,392)		(4,450)	0%	(5,392)	100%
Other expenses	(190)	0%	(12,470)		12,280	-98%
Total non-operating income (expenses)	375,782	3%	(353,866)	-3%	729,648	-206%

Net income before income taxes	6,149,835	43%	2,368,811	17%	3,781,024	-160%
Income taxes	1,488,736	10%	811,642	6%	677,094	83%
Net income attributable to China Internet Cafe Holdings Group, Inc.	4,661,099	33%	1,557,169	11%	3,103,930	-199%

Dividend on preferred stock	(113,836)	-1%	(143,876)	-	30,040	-21%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$4,547,263	32%	$1,413,293	10%	3,133,970	222%

Other comprehensive income
Net income	$4,661,099	33%	1,557,169	11%	3,103,930	199%
Foreign currency translation	741,002	5%	172,182	1%	568,820	330%
Net Comprehensive income	$5,402,101	38%	$1,729,351	12%	3,672,750	212%

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

Revenue

Our revenue is primarily generated from sales of prepaid IC cards which include stored value that will be deducted based on time usage of computers at the internet cafe. Sales revenue increased approximately $0.20 million, or 1%, from approximately $14.01 million for the six months ended June 30, 2012 to approximately $14.21 million for the same period ended June 30, 2013. The slight increase in revenue was mainly contributed to our successful strategy of cafe relocation. In 2012, we relocated 23 internet cafes so that we could keep our existing loyal customers and attract new customers in the desirable business districts. We will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition of internet cafes in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, business tax/value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and business tax/value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales decreased by approximately $1.88 million, or 19%, to approximately $8.07 million for the six months ended June 30, 2013 from approximately $9.94 million for the same period in 2012. The decrease was primarily a result of change in applicable taxes and tax rates. Beginning the last quarter of 2012, new tax policies and implementation rules were promulgated, pursuant to which the taxpayers in certain industries are subject to value added taxes instead of business tax. In accordance with the new rules, we are eligible to pay a 3% value added tax as a small scale taxpayer instead of the 20% business tax. Until there is a change in applicable tax rules, we believe we will continue to be eligible for the lower value added tax rate and thus we expect the decrease in tax to continue in the remainder of 2013.

Gross Profit

Gross profit increased by approximately $2.08 million, or 51%, to approximately $6.14 million for the six months ended June 30, 2013 from approximately $4.06 million for the same period in 2012. Gross profit as a percentage of sales was 43% for the six months ended June 30, 2013, as compared to 29% for the same period in 2012. The increase in our gross profit margin was mainly attributable to increase in revenue and decrease in cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our administrative expenses decreased by approximately $0.98 million, or 73%, to approximately $0.37 million for the six months ended June 30, 2013 from approximately $1.34 million for the same period in 2012. During the six months ended June 30, 2012, we incurred accrued registration penalty of approximately $0.19 million, loss on disposal of fixed assets of $0.53 million, and stock option expense of approximately $0.11 million whereas we did not incur any of these expenses in the same period of 2013.

Non-operating Income/Expenses

Our other income increased by approximately $0.73 million, or 206%, to approximately $0.38 million non-operating income for the six months ended June 30, 2013 from approximately $0.35 million non-operating expense for the same period in 2012. The significant change was mainly due to the increase of approximately $0.72 million in the fair value of derivative instruments from a loss of approximately $0.34 million for the six months ended June 30, 2012 to a gain of approximately $0.37 million for the same period of 2013.

Income before Income Taxes

Income before income taxes increased by approximately $3.78 million, or 160%, to approximately $6.15 million for the six months ended June 30, 2013 from approximately $2.37 million for the same period in 2012. The increase in income before income tax was mainly attributable to the increase in revenue and decrease in cost of revenue.

Income Taxes

We are subject to U.S. federal income tax, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC. Our income taxes increased by approximately $0.68 million or 83% to approximately $1.49 million for the six months ended June 30, 2013 from approximately $0.81 million for the same period in 2012. The primary reason for the increase in income taxes was the increase in income before income tax.

The effective tax rate decreased by 10% from 34% for the three months ended March 31, 2012 to 24% for the six months ended June 30, 2013. The significant decrease in effective tax rate was mainly due to the significant increase in fair value of unrealized gain of derivative instruments.

Net Income

Our net income increased by approximately $3.10 million, or 199%, to approximately $4.66 million for the six months ended June 30, 2013 from approximately $1.56 million for the same period in 2012 as a result of the factors described above. We expect to generate higher net profit in 2013 as we continue to be eligible for the value added tax instead of business tax.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of approximately $33.50 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

Cash Flow
	Six Months Ended
	June 30,
	2013	2012
Net cash provided by operating activities	$7,169,873	$3,839,490
Net cash used in investing activities	(71,753)	(1,411,893)
Net cash used in financing activities	-	158,662
Effect of foreign currency translation on cash and cash equivalents	584,523	108,100
Net cash flows	$7,682,643	$2,694,359

Operating Activities

Net cash provided by operating activities was approximately $7.17 million for the six months ended June 30, 2013, an increase of approximately $3.33 million, or 87%, as compared to approximately $3.83 million for the same period in 2012. The increase in cash provided by operating activities was mainly attributable to an increase in net income of approximately $3.1 million.

Investing Activities

Net cash used in investing activities was approximately $0.07 million for the six months ended June 30, 2013, as compared to approximately $1.41 million for the same period in 2012. For the six months ended June 30, 2013, we purchased Microsoft software for some cafes’ computers for approximately $0.07 million. For the same period ended June 30, 2012, we spent approximately $1.41 million on acquisition of computers and equipment and lease hold improvements for the new cafe and the relocated 13 cafes.

Financing Activities

Net cash used in financing activities was approximately $0 and $0.16 million for the six months ended June 30, 2013 and 2012, respectively. At the end of the first quarter of 2013, the Company paid off a short-term bank loan of approximately $0.16 million (RMB 1,000,000) from China Construction Bank. In June of 2013, the Company took out a new short-term loan of approximately $0.16 million (RMB 1,000,000) from China Construction Bank.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The outstanding customer balances are $1,813,129 and $1,505,699 as at June 30, 2013 and December 31, 2012, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the quarter ended June 30, 2013.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2013	June 30, 2012
Six months-end RMB : USD exchange rate	6.1732	-
Six months average RMB : USD exchange rate	6.2395	6.5316
Three months average RMB : USD exchange rate	6.2025	6.3078

December 31, 2012
Year-end RMB : USD exchange rate	6.3011

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2013. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013 as a result of the material weaknesses identified in our internal control over financial reporting.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of June 30, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

2.1(1)	Form of Share Exchange Agreement, dated July 2, 2010, among the Company, Classic Bond Development Limited and its shareholders.

3.1(2)	Articles of Incorporation of the Company

3.2(2)	Bylaws of the Company

3.3(3)	Amended and Restated Bylaws, adopted on July 30, 2010

3.4(4)	Certificate of Designations Preferences and Rights of the 5% Series A Convertible Preferred Stock of China Internet Café Holdings Group, Inc.

4.1(1)	Form of Cancellation Agreement, dated July 2, 2010, among the Company and certain shareholders.

4.2(2)	Specimen Stock Certificate

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

Date: August 14, 2013
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

