Form 10-Q
period 2013-09-30
China Internet Cafe Holdings Group, Inc.
filed 2013-11-14
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2013, there were 25,689,524 shares of $0.00001 par value common stock issued and outstanding.

FORM 10-Q
CHINA INTERNET CAFE HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$37,380,471	$25,818,041
Rental deposit	38,207	34,121
Equipment deposit	7,627	7,427
Inventory	70,682	49,681
Deferred tax assets	75,871	76,982
Total current assets	37,572,858	25,986,252

Property, plant and equipment, net	10,199,441	12,730,766
Intangible assets, net	98,296	124,274
Rental deposit-long-term portion	423,387	416,066
Total assets	$48,293,982	$39,257,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$162,962	$158,702
Accounts payable	214,833	-
Registration penalties payable	641,200	641,200
Deferred revenue	2,101,891	1,505,699
Payroll and payroll related liabilities	371,646	350,277
Income and other taxes payable	1,117,130	754,709
Accrued expenses	547,687	396,878
Amount due to a shareholder	2,937,567	2,634,163
Dividend payable on preferred stock	186,565	72,729
Derivative financial instrument - preferred stock	-	64,280
Derivative financial instrument - warrants	19,081	329,254
Total current liabilities	8,300,562	6,907,891

Commitments and contingencies (Note 17)

Convertible Preferred stock ($0.00001 par value, 100,000,000 shares authorized, -0- and 4,274,703 shares issued and outstanding as of September 30, 2013 and December 31, 2012; preference in liquidation -$0 and $5,770,849, respectively)	-	3,682,473

Stockholders' Equity:

Common stock ($0.00001 par value, 100,000,000 shares authorized, 25,689,524 and 21,414,821 shares issued and outstanding as of September 30, 2013 and December 31, 2012)	257	214
Additional paid-in capital	5,732,759	2,050,329
Statutory surplus reserves	718,744	718,744
Retained earnings	30,985,266	24,320,169
Accumulated other comprehensive income	2,556,394	1,577,538
Total stockholders’ equity	39,993,420	28,666,994
Total liabilities and stockholders’ equity	$48,293,982	$39,257,358

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$21,166,465	$21,504,955	$6,959,619	$7,494,842
Cost of revenue	12,045,782	15,305,121	3,980,038	5,361,585
Gross profit	9,120,683	6,199,834	2,979,581	2,133,257
Operating Expenses
General and administrative expenses	512,795	975,491	145,746	164,804
Cafe relocation costs	-	762,602	-	229,389
Total operating expenses	512,795	1,738,093	145,746	394,193

Income from operations	8,607,888	4,461,741	2,833,835	1,739,064

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	64,280	117,452	-	241,153

Change in fair value of derivative financial instrument - warrants	310,173	(98,538)	2,123	124,632

Interest income	13,630	14,158	4,596	4,233
Interest expense	(9,116)	(9,495)	(3,724)	(5,045)
Other expenses	(232)	(14,450)	(42)	(1,980)
Total non-operating income (expenses)	378,735	9,127	2,953	362,993

Income before income taxes	8,986,623	4,470,868	2,836,788	2,102,057
Income taxes	2,207,690	1,260,470	718,954	448,828
Net income	6,778,933	3,210,398	2,117,834	1,653,229

Dividend on preferred stock	(113,836)	(216,605)	(113,836)	(72,729)
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$6,665,097	$2,993,793	$2,003,998	1,580,500

Other comprehensive income
Net income	$6,778,933	$3,210,398	2,117,834	1,653,229
Foreign currency translation	978,856	113,514	237,854	(58,668)
Total comprehensive income	$7,757,789	$3,323,912	$2,355,688	$1,594,561

Earnings per share
- Basic	$0.27	$0.14	0.08	0.07
- Diluted	$0.26	$0.13	0.08	0.06
Weighted average common stock outstanding
- Basic	24,878,266	21,335,184	25,689,524	21,388,178
- Diluted	25,689,524	25,609,887	25,689,524	25,662,881

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Statutory	Retained	Comprehensive	Total
	Shares	Amount	Capital	Reserves	Earnings	Income	Stockholders’Equity

Balance at January 1, 2013	21,414,821	$214	$2,050,329	$718,744	$24,320,169	$1,577,538	$28,666,994

Converted preferred stock	4,274,703	43	3,682,430	-	-	-	3,682,473
Preferred stock dividend	-	-	-	-	(113,836)	-	(113,836)
Net income for the period	-	-	-	-	6,778,933	-	6,778,933
Foreign currency translation difference	-	-	-	-	-	978,856	978,856

Balance at September 30, 2013	25,689,524	$257	$5,732,759	$718,744	$30,985,266	$2,556,394	$39,993,420

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$6,778,933	$3,210,398
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivative financial instrument - preferred stock	(64,280)	(117,452)
Change in fair value of derivative financial instrument- warrants	(310,173)	98,538
Advisory fee	-	105,000
Depreciation	2,909,561	2,075,449
Amortization	28,952	28,554
Loss on disposal of fixed assets	-	762,602
Deferred tax assets	3,138	(6,358)
Changes in operating assets and liabilities:
Rental deposit	579	(45,584)
Inventory	(19,425)	147,868
Accounts payable	212,175	156,658
Deferred revenue	548,909	(296,199)
Payroll and payroll related liabilities	11,819	22,825
Income and other taxes payable	337,936	(272,756)
Accrued expenses and penalties payable	140,795	206,142
Amount due to a shareholder	264,146	350,358
Net cash provided by operating activities	10,843,065	6,426,043

Cash flows from investing activities
Purchase of property, plant and equipment	(72,056)	(3,136,105)
Deposits paid for property, plant and equipment	-	994,220
Net cash used in investing activities	(72,056)	(2,141,885)

Cash flows from financing activities
Proceeds from short term loan	161,991	158,516
Short term loan repayments	(161,991)	-
Net cash flows used in financing activities:	-	158,516

Effect of foreign currency translation on cash	791,421	63,598

Net increase in cash and cash equivalents	11,562,430	4,506,272
Cash and cash equivalents - beginning of period	25,818,041	19,629,680
Cash and cash equivalents - end of period	$37,380,471	$24,135,952

Cash paid during the year for:
Interest paid	$9,116	$9,495
Income taxes paid	$1,409,950	$1,410,297

Supplemental disclosures of non-cash transactions:
Transfer of equipment deposits paid in property and equipment	$7,627	$987,326
Dividend payable on preferred stock	$186,565	$72,729
Registration penalties	$-	$192,356

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

1.	Organization, Recapitalization and Nature of Business

China Internet Cafe Holdings Group, Inc.
China Internet Cafe Holdings Group, Inc. (formerly known as China Unitech Group, Inc.) (“the Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on March 14, 2006. The Company was a development company from incorporation on June 30, 2010. On July 2, 2010, the Company successfully closed a share exchange transaction with the shareholders of Classic Bond Development Limited, a British Virgin Islands corporation ("Classic Bond"). The Company, through its variable interest entity in People's Republic of China (“PRC”), is currently engaged in the operation of a chain of China-based internet cafes. On February 1, 2011, the Company changed its name from China Unitech Group, Inc. to China Internet Cafe Holdings Group, Inc.

Recapitalization of Classic Bond Development Limited
On July 2, 2010, the Company, entered into a share exchange transaction with Classic Bond and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 19,000,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the 20,200,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 4,973,600 shares of common stock held by the Company’s former majority stockholder which have a net effect of increase of 1,200,000 shares. The business, assets and liabilities did not change as a result of the reverse acquisition.

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

Accordingly, all references to common shares of Classic Bond’s common stock have been restated to reflect the equivalent number of Company’s common stock. In other words, the 2,000,000 Classic Bond shares outstanding are restated as 20,200,000 shares of common stock of the Company, as of July 2, 2010. Each share of Classic Bond is restated to 10.10 shares of the Company.

The book value of the net assets that for accounting purposes, were deemed to have been acquired by Classic Bond from the Company, as of the date of acquisition (July 2, 2010) were $3,333.

During the recapitalization, the Company incurred restructuring expenses of $300,000, related legal and professional fee of $129,033 and the interest expenses of $6,053 related to the short term loan for paying restructuring expenses. All of these expenses amounting to $435,086 in total were recorded as reorganizational expenses in statement of income.

Classic Bond Development Limited
Classic Bond was incorporated on November 2, 2009 in the British Virgins Islands with 50,000 shares of authorized common stock with no par value. On November 2, 2009, 50,000 shares of common stock at $0.129 (HK$1) each were issued for cash consideration of $6,452 (HK$50,000) to several shareholders including Mr. Guo Dishan who is a shareholder, officer and director of the Company.

On June 23, 2010, the Company further issued 1,950,000 shares of common stock to 42 individuals to raise funds of $84,093 (HK$651,721) for 651,721 shares and 1,308,954 shares associated with the reorganization of the Company at a value of $167,519 (HK$1,308,954) which is reflected as contributed capital by existing shareholders of Junlong (as defined below). At September 30, 2013 and December 31, 2012, the issued and outstanding common stock was 25,689,524 and 21,414,821 shares, respectively.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

1.	Organization, Recapitalization and Nature of Business (continued)

The Company is in the business of operating internet cafés, throughout the Longang District of Shenzhen in Province of Guangdong of the PRC. The Company conducts its operations through the following entities: (a) a wholly-owned subsidiary of the Company located in the PRC: Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) and (b) an entity located in the PRC: Shenzhen Junlong Culture Communication Co., Ltd. (“Junlong’), which is controlled by the Company through contractual arrangements between Zhonghefangda and Junlong, as if Junlong were a wholly-owned subsidiary of the Classic Bond.

Shenzhen Zhonghefangda Network Technology Co., Ltd.
Zhonghefangda, Classic Bond’s wholly-owned subsidiary, was incorporated in PRC on June 10, 2010 with a registered capital of $129,032 (HK$1 million). Zhonghefangda is engaged in provision of management and consulting services.

On June 11, 2010, to protect the Company’s shareholders from possible future foreign ownership restrictions, Zhonghefangda and Junlong entered into a series of agreements. Under these agreements, Zhonghefangda obtained the ability to direct the operations of Junlong and to receive a majority of the residual returns. Therefore, management determined that Junlong became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) ASC 810-10 and Zhonghefangda was determined to be the primary beneficiary of Junlong. Accordingly, beginning June 11, 2010, Zhonghefangda is able to consolidate the assets, liabilities, results of operations and cash flows of Junlong in the financial statements. Because the legal representatives and ultimate major stockholder of Zhonghefangda and Junlong is the same person, Mr. Guo Dishan, Zhonghefangda and Junlong were deemed, until June 11, 2010, to be under the common control.

Exclusive Management and Consulting Agreement
On June 11, 2010, Zhonghefangda signed an exclusive management and consulting services agreement with Junlong. Pursuant to the agreement, Zhonghefangda agreed to provide management and consulting services to Junlong, upon request, in connection with the operation of the business. In return, Zhonghefangda will receive the aggregate net profit of Junlong for a period of twenty (20) years and for succeeding periods of the same duration until terminated by both parties under agreed conditions. Zhonghefangda will reimburse Junlong the full amount of any net losses incurred by Junlong during the term of this agreement. As a result of entering into the exclusive management and consulting agreement, Zhonghefangda should be deemed to control Junlong as a VIE and Junlong should be consolidated in the accompanying financial statements.

Shenzhen Jun Long Culture Communication Co., Ltd.
Junlong is a Chinese enterprise organized in the PRC on December 26, 2003 with a registered capital of $0.136 million (equivalent to RMB 1 million). In 2001, the Chinese government imposed higher capital (RMB10 million for regional internet café chain and RMB50 million for national internet café chain) and facility requirements for the establishment of internet cafes. On August 19, 2004, Junlong was granted approval from Shenzhen Municipal People’s Government to increase its registered capital by $1,230,500 from $136,722 to $1,367,222(increased by RMB 9 million, from RMB 1 million to RMB 10 million) The capital verification process has been completed.

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened the internet first cafe in April, 2006. As of June 30, 2013, we owned 62 internet cafes within Shenzhen, Guangdong.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

2.	Summary of Significant Accounting Policies

(a)	Basis of presentation
The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

(b)	Principle of consolidation
The consolidated financial statements include the accounts of the Company, Classic Bond, Zhonghefangda and Junlong. All intercompany balances and transactions have been eliminated in the consolidation. The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the binomial valuation model. The methodology based, in part, upon inputs for which there is little or no observable market date requiring the Group to develop its own assumptions. The assumptions used in calculating the estimate fair value of the warrants represent our best estimates; however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Also see Note 11.

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

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounted to 20% of the value of the on-line gaming cards, snacks and drinks and is recognized at the time the gaming cards, etc. are sold to customers. For the nine months ended September 30, 2013 and 2012, the commission income was $338,798 and $259,059, respectively.

(e)	Cost of revenue
Cost of revenue consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafes including rental payments, utilities, business taxes, value added taxes, and surcharges. Our internet surfing business tax is 20% on gross revenue generated from our internet cafes. Our other surcharges are an education surcharge of 3%, city development surcharge of 1%, a culture development surcharge of 3%, and a snacks and drinks business tax of 5%. All surcharges are calculated on the basis of business tax amount. Our value added taxes is 3% of gross revenue generated from selling time of internet surfing in our internet cafes. Since November 2012, the Company has paid value added taxes instead of business taxes.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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
The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2013, the fair value of cash and cash equivalents, accounts payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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
Level 2 – Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
Level 3 – Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Level 1:
	Quoted Prices	Level 2:
	in Active	Significant	Level 3:
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
Description	Assets	Inputs	Inputs	September 30, 2013
Derivative Liability - Warrants	$-	$-	$19,081	$19,081
Total	$-	$-	$19,081	$19,081

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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
Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances were $2,101,891 and $1,505,699 as of September 30, 2013 and December 31, 2012, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of September 30, 2013.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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

(q)	Consolidation of Variable Interest Entities
According to the requirements of Statement of Financial Accounting Standards No. 810-10, “Variable Interest Entities”, the Company has evaluated the economic relationships of its wholly owned subsidiary, Shenzhen Zhonghefangda with Junlong and has determined that it is required to consolidate Zhonghefangda and Junlong pursuant to the rules of FASB ASC Topic 810-10. Therefore Junlong is considered to be a VIE, as defined by FASB ASC Topic 810-10 , of which Classic Bond is the primary beneficiary as a result of its 100% ownership of Zhonghefangda. Classic Bond, as mentioned above, will absorb a majority of the economic risks and rewards of all of these VIE that are being consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities is as follows:
	September 30,	December 31,
	2013	2012
Current assets and long term rental deposit	$37,985,008	$26,392,390
Property, plant and equipment	10,199,441	12,730,766
Intangible assets	98,296	124,275
Total assets	48,282,745	39,247,431
Total liabilities	(11,677,671)	(10,129,831)
Net assets	$36,605,074	$29,117,600

(r)	Foreign currency translation
Assets and liabilities of the Company with a functional currency other than US dollars (“USD”) are translated into USD using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	September 30, 2013	September 30, 2012
Nine month-end RMB : USD exchange rate	6.1364	-
Nine months average RMB : USD exchange rate	6.2132	6.3085
Three months average RMB : USD exchange rate	6.1613	6.3200

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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
In accordance with the relevant PRC regulations and its PRC articles of association, Junlong is required to allocate their respective net income to statutory surplus reserve.

(v)	Statutory surplus reserves
In accordance with the relevant laws and regulations of the PRC and the articles of associations of Junlong, Junlong is required to allocate 10% of its net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital, any further allocation is optional.

As of September 30, 2013 and December 31, 2012, the statutory surplus reserves of Junlong already reached 50% of the registered capital of Junlong and the Company did not have any further allocation on it.

Because Zhonghefangda has been operating at a loss, no statutory reserve has been set aside for Zhonghefangda as of September 30, 2013 and December 31, 2012.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(w)	Recent Accounting Pronouncements
In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The adoption of ASU 2013-01 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.
The new amendments will require an organization to:

⋅
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

⋅
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s financial position or results of operations.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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

3. Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	September 30,	December 31,
	2013	2012

Cash and cash equivalents at bank	$37,363,141	$25,800,930
Cash on hand	17,330	17,111
	$37,380,471	$25,818,041

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2013 and December 31, 2012, $37,355,237 and $25,794,334 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $3,261 and $1,951 of the Company's cash and cash equivalents were held by Chase bank and JP Morgan Chase bank in USA, respectively.

4. Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:
	September 30,	December 31,
	2013	2012

Leasehold improvements	$4,512,074	$4,394,136
Cafe computers equipment and hardware	17,293,652	16,770,575
Cafe furniture and fixtures	2,153,278	2,096,995
Office furniture, fixtures and equipment	347,132	338,059
Motor vehicles	484,641	471,973
	$24,790,777	$24,071,738
Less: Accumulated depreciation	(14,591,336)	(11,340,972)
Property, plant and equipment, net	$10,199,441	$12,730,766

For the nine months ended September 30, 2013, depreciation expense amounted to $2,909,561, of which $2,834,370 and $75,191 were recorded as cost of sales and general and administrative expense, respectively.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

5. Short Term Loan

The short term loan due within one year as of September 30, 2013 and December 31, 2012 consist of the following:

		Interest	September 30,	December 31,
Bank	Loan Period	rate	2013	2012
China Construction Bank	April 1, 2012 to March 26, 2013	12.5%	$-	$158,702
China Construction Bank	June 13, 2013 to June 12, 2014	9%	$162,962	$-

On March 27, 2012, the Company entered into a loan agreement with China Construction Bank for $158,702 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate was approximately 12.46% and was due on March 26, 2013. The loan has been paid in full on March 26, 2013.

On June 13, 2013, the Company entered into a loan agreement with China Construction Bank for $162,962 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate is approximately 9% and is due on June 12, 2014.

For the three and nine months ended September 30, 2013, the interest expense on these loans was $3,876 and $9,116, respectively.

6. Income and Other Taxes Payable

Income and other tax payables consist of the following:

	September 30, 2013	December 31, 2012
Value added taxes	$209,575	$78,013
Income tax	667,958	586,908
Withholding individual income tax payable	4,314	2,208
Other tax payable	235,283	87,580
Total	$825,304	$754,709

7. Due To Related Party

	September 30,	December 31,
	2013	2012
Mr. Dishan Guo	$2,937,567	$2,634,163

The amount due to Mr. Dishan Guo, a shareholder, director and officer of the Company, is unsecured and bears no interest. The amount is payable on demand. The advance by Mr. Guo is used to pay daily operating expenses and professional fees. As of September 30, 2013, the total amount of approximately $2.94million was accumulated.

8. Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiary and affiliated entity incorporated in the PRC are subject to enterprise income taxes in the PRC. The Company’s applicable enterprise income tax rate in PRC is 25% of its net income.

For the nine months ended September 30, 2013 and 2012, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $34.5 million as of September 30, 2013 of the Company’s affiliated entity that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

9. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments with respect to its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $9,506 and $9,200 for the nine months ended September 30, 2013 and 2012, respectively. The pension expense was $3,536 and $2,693 for the three months ended September 30, 2013 and 2012, respectively.

10. Stockholders’ Equity

Common Stock
On July 2, 2010, the Company entered into a share exchange transaction with Classic Bond and the shareholders of Classic Bond. Pursuant to the share exchange agreement, the Company acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 19,000,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the 20,200,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 4,973,600 shares of common stock held by the Company’s former majority stockholder. The business, assets and liabilities of the Company did not change as a result of the reverse acquisition.

As of September 30, 2013 and December 31, 2012, there were 25,689,524 and 21,414,821 shares, respectively, of common stock issued and outstanding.

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

For each outstanding share of Series A Preferred Stock, dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of March, June, September, and December of each year, commencing September 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance. For the quarter ended September 30 and December 31 of 2012 and from January 1, 2013 to February 22, 2012, dividends have been accrued as dividends payable and are not paid as of September 30, 2013.

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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

11. Sale of Common Stock, Series A Preferred Stock and Warrants

Securities Purchase Agreement
On February 22, 2011 (the “Closing Date”), the Company completed a private placement (the “Offering”) of 474,967 units at a purchase price of $13.50 per unit, each unit consisting of: (i) nine shares of the Company’s Series A Preferred Stock, convertible on a one to one basis into nine shares of the Company’s Common Stock; (ii) one share of Common Stock; (iii) two three-year Series A Warrants (the “Series A Warrants”), each exercisable for the purchase of one share of Common Stock, at an exercise price of $2.00 per share; and (iv) two three-year Series B Warrants (the “Series B Warrants”), each exercisable for the purchase of one share of Common Stock, at an exercise price of $3.00 per share. The Company received aggregate gross proceeds of $6,412,055. The Offering was conducted pursuant to a Securities Purchase Agreement (the “Agreement”) between the Company and various accredited investors (the “Investors).

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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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

At September 30, 2013, the Warrants, were re-valued at $19,081, using a binomial model, based on the quoted market price of $0.35, a term equal to the remaining life of the instruments, an expected dividend yield of 0%, risk-free interest rates of 0.03% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the instruments and estimated volatility of 146%. The aggregate change in the fair value of the derivative liabilities between December 31, 2012 and September 30, 2013 of $310,173 has been credited to income.

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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

11. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

Consulting services and compensation
On January 1, 2012, the Company issued 300,000 common stock options exercisable at $0.64 per share vesting on January 1, 2012 to Potomac Investments, LLC for its service rendered. The options are exercisable until November 15, 2014. The Company records the expense of the stock options over the related vesting period. The options were valued using the binomial model at the date of grant. The total fair market value at grant date is $108,000 based on the following assumptions: dividend yield: 0%; volatility: 164.33%, risk free rate: 0.36%, expected term: 3 years. All options remain outstanding at September 30, 2013.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the nine months ended September 30, 2013:
	Preferred –
	Embedded
	Derivative	Warrants	Total
Beginning balance, December 31, 2012	$64,280	$329,254	$393,534
Fair value adjustments	(64,280)	(310,173)	(374,453)
Ending balance, September 30, 2013	$-	$19,081	$19,081

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

As of September 30, 2013, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2013	$648,396
2014	2,578,361
2015	1,472,620
2016	323,211
2017	4,889
$5,027,477

During the three and nine months ended September 30, 2013, rent expenses amounted to $877,862 and $2,149,059, respectively, of which $863,596 and $2,107,465 was recorded as cost of sales, respectively.

During the three and nine months ended September 30, 2012, rent expenses amounted to $622,445 and $1,743,556, respectively, of which $609,982 and $1,685,984 was recorded as cost of sales, respectively.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

13.   Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the three and nine months ended September 30, 2013 and 2012.

At September 30, 2013 and December 2012, there was one supplier of consignment snacks and drinks in the amount of $214,833 and $0, respectively, which accounted for 100% and 100% of the Company’s accounts payable.

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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$2,117,834	$1,653,229	$6,778,933	$3,210,398
Dividend on preferred stock	(113,836)	(72,729)	(113,836)	(216,605)
Net income used in computing basic earnings per share	$2,003,998	$1,580,500	$6,665,097	$2,993,793

Basic weighted average shares outstanding	25,689,524	21,388,178	24,878,266	21,335,184
Basic earnings per share	$0.08	$0.07	$0.27	$0.14

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$2,003,998	$1,580,500	$6,665,097	$2,993,793
Dividend on preferred stock	113,836	72,729	113,836	216,605
Net income used in computing diluted earnings per share	$2,117,834	$1,653,229	$6,778,933	$3,210,398

Weighted average outstanding shares of common stock	25,689,524	21,388,178	24,878,266	21,335,184
Weighted average preferred stock	-	4,274,703	811,258	4,274,703
Diluted weighted average shares outstanding	25,689,524	25,662,881	25,689,524	25,609,887
Diluted earnings per share	$0.08	$0.06	$0.26	$0.13

Potential common shares outstanding as of September 30:
Series A preferred stock	-	4,274,703	-	4,274,703
Warrants	2,498,326	2,498,326	2,498,326	2,498,326
	2,498,326	6,773,029	2,498,326	6,773,029

During the three and nine months ended September 30, 2013 and 2012, the average market price of the common stock during the period was less than the exercise price of the Warrants. Accordingly, the Warrants were anti-dilutive and have not been included in the calculation of diluted earnings per share.

CHINA INTERNET CAFÉ HOLDINGS, GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our affiliated entity, Junlong Culture Communication Co. Ltd. (“Junlong”), we operate in our belief the largest Internet café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 62 internet cafes in high traffic areas. Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our cafes do sell snacks, drinks, and game access cards, more than 96% of our revenue comes directly from selling internet access time to our computers.

During the third quarter of 2013, we focused on integrating our existing cafes. We expect our future growth to be driven by a number of factors and trends including:

1.	Our ability to expand our client base through promotion of our services
2.	Our ability to integrate cafes we acquired
3.	Our ability to identify and acquire target companies for joint venture in the coming years

For the quarter ended September 30, 2013, our revenue was approximately $6.96 million and our net profit was approximately $2.12 million, representing a decrease of 7% and an increase of 28%, respectively, from the revenue of approximately $7.49 million and net profit of approximately $1.65 million for the quarter ended September 30, 2012. As of September 30, 2013, we had 569 employees.

The discussion below of our performance is based upon our unaudited financial statements for the quarter ended September 30, 2013 and 2012, which are included in this report.

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

Results of Operations for the three months ended September 30, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	For The Three Months Ended
	September 30,
	2013		2012		Amount	%
		As percentage		As percentage	change	change
Revenue	$6,959,619	100%	$7,494,842	100%	(535,223)	-7%
Cost of revenue	3,980,038	57%	5,361,585	72%	(1,381,547)	-26%
Gross profit	2,979,581	43%	2,133,257	28%	846,324	40%

Operating Expenses
General and administrative expenses	145,746	2%	164,804	2%	(19,058)	-12%
Loss on disposal of fixed assets	-	0%	229,389	3%	(229,389)	-100%
Total operating expenses	145,746	2%	394,193	5%	(248,447)	-63%

Income from operations	2,833,835	41%	1,739,064	23%	1,094,771	63%

Non-operating income (expenses)
Derivative financial instruments - day-one loss	-
Change in fair value of derivative financial instrument - preferred stock	-	0%	241,153	-	(241,153)	-100%
Change in fair value of derivative financial instrument - warrants	2,123	0%	124,632	-	(122,509)	-98%
Interest income	4,596	0%	4,233	0%	363	9%
Interest expenses	(3,724)	0%	(5,045)	0%	1,321	-26%
Other expenses	(42)	0%	(1,980)	0%	1,938	-98%
Total non-operating income (expenses)	2,953	0%	362,993	5%	(360,040)	-99%

Net income before income taxes	2,836,788	41%	2,102,057	28%	734,731	35%
Income taxes	718,954	10%	448,828	6%	270,126	60%
Net income attributable to China Internet Cafe Holdings Group, Inc.	$2,117,834	30%	$1,653,229	22%	464,605	28%

Dividend on preferred stock	(113,836)	-2%	(72,729)	-	(41,107)	57%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	2,003,998	29%	1,580,500	21%	423,498	27%

Other comprehensive income
Net income	2,117,834	30%	1,653,229	22%	464,605	28%
Foreign currency translation	237,854	3%	(58,668)	-1%	296,522	-505%
Net Comprehensive income	$2,355,688	34%	$1,594,561	21%	761,127	48%

Comparison of The Quarters Ended September 30, 2013 and 2012

Revenue

Our revenue is primarily generated from utilization of stored value in the prepaid IC cards sold based on time usage of computers at the internet cafe. Sales revenue decreased approximately $0.54 million, or 7%, from approximately $7.49 million for the quarter ended September 30, 2012 to approximately $6.96 million for the quarter ended September 30, 2013. The slight decrease in revenue was due to normal fluctuation of business. We will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition of internet cafes in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, business tax/value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility, business tax/value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of revenue decreased by approximately $1.38 million, or 26%, to approximately $3.98 million for the quarter ended September 30, 2013 from approximately $5.36 million for the same period in 2012. The decrease was mainly attributed to decrease in tax rate from 20% to 3% as a result of change in tax applicable to us from business tax to value added tax since the fourth quarter of 2012. We expect this trend of decrease in tax to continue in 2013 as we continue to be eligible to pay value added tax.

Gross Profit

Gross profit is the difference between sales revenue and cost of revenue. Our gross profit increased by approximately $0.85 million, or 40%, to approximately $2.98 million for the quarter ended September 30, 2013 from approximately $2.13 million for the same period in 2012. Gross profit as a percentage of sales was 43% for the quarter ended September 30, 2013, as compared to 28% for the same period in 2012. The increase in our gross profit margin was mainly attributable to decrease in cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses and loss on disposal of fixed assets. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses decreased by approximately $0.25 million, or 63%, to approximately $0.15 million for the quarter ended September 30, 2013 from approximately $0.39 million for the same period in 2012. In the quarter ended September 30, 2012, we incurred loss of approximately $0.23 million resulting from disposal of lease hold improvement due to the relocation of 13 internet cafes as compared to $0 loss for the same period in 2013.

Non-Operating Income/Expenses

Our other income decreased by approximately $0.36 million, or 99%, to $2,953 for the quarter ended September 30, 2013 from approximately $0.36 million for the same period in 2012. The significant change was mainly due to the decrease of approximately $0.36 million in the fair value of derivative instruments from a gain of approximately $0.37 million for the quarter ended September 30, 2012 to a gain of approximately $2,123 for the same period of 2013.

Income before Income Taxes

Income before income taxes increased by approximately $0.73 million, or 35%, to approximately $2.84 million for the quarter ended September 30, 2013 from approximately $2.10 million for the same period in 2012. The increase in income before income tax was mainly attributable to the decrease in cost of revenue.

Income Taxes

Our income taxes increased by approximately $0.27 million or 60% to approximately $0.72 million for the quarter ended September 30, 2013 from approximately $0.45 million for the same period in 2012. The primary reason for the increase in income taxes was the increase in income before income tax as a result of decrease in cost of revenue.

The effective tax rate increased by 4% from 21% for the three months ended September 30, 2012 to 25% for the three months ended September 30, 2013. The increase in effective tax rate was mainly due to the decrease in fair value of unrealized gain of derivative instruments.

Net Income

Our net income increased by approximately $0.46 million, or 28%, to approximately $2.12 million for the quarter ended September 30, 2013 from approximately $1.65 million for the same period in 2012 as a result of the factors described above. We expect to generate higher net profit in the remainder of 2013 as we continue to be eligible for value added tax instead of business tax.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	For The Nine Months Ended
	September 30,
	2013		2012		Amount	%
		As percentage		As percentage	change	change
Revenue	$21,166,465	100%	$21,504,955	100%	(338,490)	-2%
Cost of revenue	12,045,782	57%	15,305,121	71%	(3,259,339)	-21%
Gross profit	9,120,683	43%	6,199,834	29%	2,920,849	47%

Operating Expenses
General and administrative expenses	512,795	2%	975,491	5%	(462,696)	-47%
Cafe relocation costs	-		762,602	4%	(762,602)	-100%
Total operating expenses	512,795	2%	1,738,093	8%	(1,225,298)	-70%

Income from operations	8,607,888	41%	4,461,741	21%	4,146,147	93%

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	64,280	0%	117,452	-	(53,172)	-45%
Change in fair value of derivative financial instrument - warrants	310,173	1%	(98,538)	-	408,711	-415%
Interest income	13,630	0%	14,158	0%	(528)	-4%
Interest expenses	(9,116)		(9,495)	0%	379	-4%
Other expenses	(232)	0%	(14,450)		14,218	-98%
Total non-operating income (expenses)	378,735	2%	9,127	0%	369,608	4050%

Net income before income taxes	8,986,623	42%	4,470,868	21%	4,515,755	-101%
Income taxes	2,207,690	10%	1,260,470	6%	947,220	75%
Net income attributable to China Internet Cafe Holdings Group, Inc.	6,778,933	32%	3,210,398	15%	3,568,535	-111%

Dividend on preferred stock	(113,836)	-1%	(216,605)	-	102,769	-47%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$6,665,097	31%	$2,993,793	14%	3,671,304	123%

Other comprehensive income
Net income	$6,778,933	32%	3,210,398	15%	3,568,535	111%
Foreign currency translation	978,856	5%	113,514	1%	865,342	762%
Net Comprehensive income	$7,757,789	37%	$3,323,912	15%	4,433,877	133%

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenue

Our revenue is primarily generated from utilization of stored value in the prepaid IC cards sold based on time usage of computers at the internet cafe. Sales revenue decreased approximately $0.34 million, or 2%, from approximately $21.50 million for the nine months ended September 30, 2012 to approximately $21.17 million for the same period ended September 30, 2013. The slight decrease in revenue was mainly due to our normal business fluctuation. In 2012, our revenue and customer base stabilized and increased slightly after the successful relocation of 23 internet cafes to more desirable business districts where we were able to keep our existing loyal customers and attract new customers. In the future, we will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition of internet cafes in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, business tax/value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility, business tax, value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of revenue decreased by approximately $3.26 million, or 21%, to approximately $12.05 million for the nine months ended September 30, 2013 from approximately $15.31 million for the same period in 2012. The decrease was mainly attributed to decrease in tax rate from 20% to 3% as a result of change in tax applicable to us from business tax to value added tax since the fourth quarter of 2012. We expect this trend of decrease in tax to continue in 2013 as we continue to be eligible to pay value added tax.

Gross Profit

Gross profit is the difference between sales revenue and cost of revenue. Our gross profit increased by approximately $2.92 million, or 47%, to approximately $9.12 million for the nine months ended September 30, 2013 from approximately $6.20 million for the same period in 2012. Gross profit as a percentage of sales was 43% for the nine months ended September 30, 2013, as compared to 29% for the same period in 2012. The increase in our gross profit margin was mainly attributable to decrease in cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses and café relocation costs. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses decreased by approximately $1.22 million, or 70%, to approximately $0.51 million for the nine months ended September 30, 2013 from approximately $1.74 million for the same period in 2012. The decrease was primarily due to a decrease of approximately $0.46 million in general and administrative expenses and a decrease of approximately $0.76 million in café relocation expenses. The decrease in general and administrative expenses was a result of decrease in accrued registration penalty of approximately $0.19 million, decrease in stock option expense of approximately $0.11 million and decrease in administrative expenses in salaries, rent expenses, business entertainments, office expenses, and professional fees of approximately $0.16 million.

Non-operating Income/Expenses

Our other income increased by approximately $0.37 million, or 4,050%, to approximately $0.38 million non-operating income for the nine months ended September 30, 2013 from approximately $9,127 non-operating expense for the same period in 2012. The significant change was mainly due to the increase of approximately $0.35 million in the fair value of derivative instruments from a gain of approximately $0.02 million for the nine months ended September 30, 2012 to approximately $0.36 million for the same period of 2013.

Income before Income Taxes

Income before income taxes increased by approximately $4.52 million, or 101%, to approximately $8.99 million for the nine months ended September 30, 2013 from approximately $4.47 million for the same period in 2012. The increase in income before income tax was mainly attributable to the decrease in cost of revenue.

Income Taxes

Our income taxes increased by approximately $0.95 million or 75% to approximately $2.21 million for the nine months ended September 30, 2013 from approximately $1.26 million for the same period in 2012. The primary reason for the increase in income taxes was the increase in income before income tax as a result of decrease in cost of revenue.

The effective tax rate decreased by 3% from 28% for the nine months ended September 30, 2012 to 25% for the nine months ended September 30, 2013. The decrease in effective tax rate was caused by decrease in the professional expenses associated with being a public company in the US which weren’t deducted from the revenues of our PRC’s subsidiaries.

Net Income

Our net income increased by approximately $3.57 million, or 111%, to approximately $6.79 million for the nine months ended September 30, 2013 from approximately $3.21 million for the same period in 2012 as a result of the factors described above. We expect to generate higher net profit in the remainder of 2013 as we continue to be eligible for the value added tax instead of business tax.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of approximately $37.38 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by operating activities	$10,843,065	$6,426,043
Net cash used in investing activities	(72,056)	(2,141,885)
Net cash used in financing activities	-	158,516
Effect of foreign currency translation on cash and cash equivalents	791,421	63,598
Net cash flows	$11,562,430	$4,506,272

Operating Activities

Net cash provided by operating activities was approximately $10.84 million for the nine months ended September 30, 2013, an increase of approximately $4.42 million, or 69%, as compared to approximately $6.43 million for the same period in 2012. The increase in cash provided by operating activities was mainly attributable to an increase in net income of approximately $3.57 million in 2013 compared to the same period of 2012.

Investing Activities

Net cash used in investing activities was approximately $0.07 million for the nine months ended September 30, 2013, as compared to approximately $2.14 million for the same period in 2012. For the nine months ended September 30, 2013, we purchased Microsoft software for some cafes’ computers for approximately $0.07 million. For the same period ended September 30, 2012, we spent approximately $3.14 million on acquisition of computers and equipment and lease hold improvements for one new cafe and the relocated 23 cafes.

Financing Activities

Net cash used in financing activities was approximately $0 and $0.16 million for the nine months ended September 30, 2013 and 2012, respectively. At the end of the first quarter of 2013, the Company paid off a short-term bank loan approximately $0.16 million (RMB 1,000,000) from China Construction Bank. In June of 2013, the Company took out a new short-term loan of approximately $0.16 million (RMB 1,000,000) from China Construction Bank.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The outstanding customer balances were $2,101,891 and $1,505,699 as at September 30, 2013 and December 31, 2012, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of September 30, 2013.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2013	September 30, 2012
Nine months-end RMB : USD exchange rate	6.1364	-
Nine months average RMB : USD exchange rate	6.2132	6.3027
Three months average RMB : USD exchange rate	6.1613	6.3200

December 31, 2012
Year-end RMB : USD exchange rate	6.3011

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Recently issued accounting pronouncements

Accounting Standards Codification

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The adoption of ASU 2013-01 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

32

•
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2013. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 as a result of the material weakness identified in our internal control over financial reporting.

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

We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of September 30, 2013.

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

Date: November 14, 2013
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

