Form 10-K
period 2013-12-31
China Internet Cafe Holdings Group, Inc.
filed 2014-03-26
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Longgang District, Shenzhen
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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 28, 2013 was approximately $2,677,028 (12,747,754 shares of common stock held by non-affiliates) based upon the closing price of $0.21 per share of common stock as quoted by OTCQB on June 28, 2013.

As of March 21, 2014, there are 25,689,524 shares of common stock, par value $0.00001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1.	Business.

Overview

We operate a chain of 62 internet cafés in Shenzhen, Guangdong, the People’s Republic of China (“PRC”) that are generally open 24 hours a day, seven days a week. We provide internet accesses at prices that we believe are affordable to both students and migrant workers and we believe we are the largest internet café chain in Shenzhen. Although we sell snacks, drinks, and game access cards, over 95% of our revenue comes from selling access time to our computers. We sell internet café memberships to our customers. Members purchase prepaid IC cards (a pocket-sized card with embedded integrated circuits that can be used for identification, authentication, data storage and application processing), which include stored value that will be deducted based on time usage of a computer at the internet café. The cards are only sold at our cafés. We deduct the amount that reflects the access time used by a customer when the customer’s IC card is inserted into the IC card slot on the computer.

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

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the internet café business in the PRC. Therefore, our principal operations and sales and marketing activities in the PRC are conducted through Shenzhen Junlong Culture Communications Co., Ltd (“Junlong”), our variable interest entity (“VIE”), which holds the licenses and approvals for conducting the internet café business in the PRC. Junlong was incorporated in the PRC in December 2003. It obtained its first licenses from the Ministry of Culture of the PRC to operate an internet café chain in 2005 and opened its first internet café in April 2006.

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

•	Management and Consulting Services Agreement. Under the Management and Consulting Services Agreement between Junlong and Zhonghefangda, Zhonghefangda provides management and consulting services to Junlong in exchange for service fees up to 100% of Junlong’s Aggregate Net Profits (as defined in the agreement). In consideration for its right to receive Junlong’s aggregate net profits, Zhonghefangda will reimburse to Junlong the full amount of Net Losses (as defined in the Agreement) incurred by Junlong. During the term of the agreement, Junlong may not contract with any other party to provide services that are the same or similar to the services to be provided by Zhonghefangda pursuant to the agreement. The term of this agreement is 20 years, renewable for succeeding periods of the same duration until terminated pursuant to terms of the agreement.

•	Option Agreement. Under the Option Agreement, Junlong’s shareholders, Mr. Dishan Guo, Mr. Jinzhou Zeng and Ms. Xiaofen Wang (the “Junlong Shareholders”), who collectively own 100% of the equity interest in Junlong, granted Zhonghefangda an exclusive, irrevocable option to purchase all or part of their equity interests in Junlong, exercisable at any time and from time to time, to the extent permitted under PRC law. The purchase price of the equity interest will be equal to the original paid-in registered capital of the transferor, adjusted proportionally if less than all of the equity interest owned by the transferor is purchased.

•	Equity Pledge Agreement. The Junlong Shareholders have pledged their entire equity interest in Junlong to Zhonghefangda pursuant to the Equity Pledge Agreement. The equity interests are pledged as collateral to secure the obligations of Junlong under the Management and Consulting Services Agreement and the Junlong Shareholders’ obligations under the Option Agreement and the Proxy Agreement.

•	Voting Rights Proxy Agreement. Pursuant to the Voting Rights Proxy Agreement, each of the Junlong Shareholders has irrevocably granted and entrusted Zhonghefangda with all of the voting rights as a shareholder of Junlong for the maximum period of time permitted by law. Each Junlong Shareholder has also covenanted not to transfer his or her equity interest in Junlong to any party other than Zhonghefangda or a designee of Zhonghefangda.

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

Acquisition of Classic Bond

On July 2, 2010, we completed a reverse acquisition transaction through a share exchange with Classic Bond and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Classic Bond, in exchange for 19,000,000 shares of our common stock, which shares constituted 94% of our issued and outstanding shares on a fully-diluted basis, as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Classic Bond became our wholly owned subsidiary and the former shareholders of Classic Bond, became our controlling shareholders. The share exchange transaction with Classic Bond was treated as a reverse acquisition, with Classic Bond as the acquirer and us as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Classic Bond and its consolidated subsidiaries.

Upon the closing of the reverse acquisition, Xuezheng Yuan, our sole director and officer, submitted a resignation letter pursuant to which he resigned, with immediate effect, from all offices that he held and from his position as our sole director that became effective on the August 13, 2010, ten days following the mailing by us of an information statement to our stockholders complying with the requirements of Section 14f-1 of the Exchange Act (the “Information Statement”). Also upon the closing of the reverse acquisition, our board of directors (the “Board”) increased its size from one to five members and appointed Dishan Guo, Zhenquan Guo, Lei Li, Wenbin An and Lizong Wang to fill the vacancies created by the resignation of Xuezheng Yuan and such increase. Mr. Dishan Guo’s appointment became effective upon closing of the reverse acquisition, while the remaining appointments became effective on August 23, 2010. In addition, our executive officers were replaced by the Classic Bond executive officers upon the closing of the reverse acquisition as indicated in more detail below.

As a result of our acquisition of Classic Bond, we now own all of the issued and outstanding capital stock of Classic Bond. Classic Bond was incorporated in the British Virgin Islands on November 2, 2009 to serve as an investment holding company that owns 100% of the outstanding capital stock of Zhonghefangda.

The following chart represents our organizational structure as of the date of this report:

On July 2, 2010, our Board approved a change in our fiscal year end from June 30 to December 31, which was effectuated in connection with the reverse acquisition transaction described above.

On January 20, 2011, we filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation to give effect to a name change from “China Unitech Group, Inc.” to “China Internet Cafe Holdings Group, Inc.” The Certificate of Amendment was approved by our Board on July 30, 2010 and was approved by a stockholder holding 59.45% of our outstanding common stock by written consent on July 30, 2010. In connection with the name change, on January 25, 2011, we filed an Issuer Company-Related Action Notification Form with FINRA requesting a name change from “China Unitech Group, Inc.” to “China Internet Cafe Holdings Group, Inc.” as well as an OTC voluntary symbol change from “CUIG” to “CICC.” These changes became effective on February 1, 2011. Our common stock began trading under the Company’s new name on the OTC Bulletin Boards on Tuesday, February 1, 2011 under our new trading symbol “CICC.”

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

Our Industry

Background on Internet Cafés in the PRC

According to the Survey of China Internet Café Industry by the Ministry of Culture in 2006, the PRC had 112,462 internet cafés, with more than 1,000,000 employees and contributing RMB 18,500,000,000 to China’s gross domestic product. According to an article entitled “ China Surpasses U.S. in Number of Internet Users” written by David Barboza on the New York Times July 26, 2008 issue, the number of internet users in the PRC reached about 253 million in June 2008, thereby, putting China ahead of the United States as the world’s biggest internet market. According to the research conducted by China Internet Network Information Center (CNNIC) in January 2012, the amount of internet users in China by the end of 2012 was 564 million, 126 million of which (22.4%) surf the internet via internet cafes.

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

The following diagram prepared by Morgan Stanley depicts the interdependent relations between online game developers and internet cafés. (Source: Ji Richard and Meeker, Mary. “Creating Consumer Value in Digital China” Morgan Stanley Equity Research Global. September 12, 2005.)

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

The Company has been involved in several such promotions with the following operators:

•	Giant Network who promote their product “Titan.” As consideration for promoting their product in our internet cafes, we receive a commission based on the time spent by customers playing the game and the level reached by customers in the game. The commissions are capped at 20,000 RMB per month.

•	Sanda Network who promote their product “Rainbow Island.” As consideration for promoting their product in our internet cafes, we receive a commission based on the time spent by customers playing the game and the level reached by customers in the game.

•	Tencent, who promote their product “Cross Fire.” As consideration for promoting their product in our internet cafes, we receive a commission based on the time spent by customers playing the game and the level reached by customers in the game.

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

(Source: finance.yahoo.com, last accessed April 8, 2013)

Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in and to capitalize on growth in the internet café market in the PRC:

•	Company-owned Cafés. Unlike most of our competitors who franchise their internet cafés, all of our cafés are direct outlets. This model makes it easier to carry out management decisions at each of our cafés. It also allows us to maximize operating profit and create a consistent name brand.

•	Good Scale of Operation. We have a registered capital of RMB 10 million (approximately $1.47 million) with 62 cafés. The scale of operations allows us to control cost and standardize store management. It is our belief that our scale of operations will not be affected as we expand into additional provinces and obtain a national internet chain license as described in more detail below. The target companies that we intend to acquire in the future in provinces outside of Guangdong Province will be local companies with good scale of operations. We will identify target companies by conducting due diligence on each target company’s corporate structure, management, financials, capitalization, and equity structure, and whether or not the target company has the proper approvals, permits, and certificates to legally operate an internet café in the PRC. We intend to buy 51% of the target’s company, and keep the local management. However, we will relocate an account manager and an operation manager from our headquarters in Shenzhen to any newly acquired café to join the local management and assist in the process of the acquisition in order to make sure that the acquired café operates in the same manner as our existing Shenzhen-based cafes. As a result, we believe that the efficient and effective operation of the cafes will continue and the Company’s scale of operations as a whole will not be negatively affected.

•	Proprietary Software. We developed the software “SAFLASH” that provides fast and stable internet connections. Its automatic flow control prevents users from being disconnected when there is a disruption of internet traffic. Stability is a key requirement for online gamers. Our research and development team is working constantly to improve the software.

•	Government and Industry Relations. We have developed an excellent working relationship with the government that has assisted us to better comply with internet café related laws and regulations and to understand regulatory trends in our industry. Our Chief Executive Officer and Chief Financial Officer, Mr. Dishan Guo, is the executive president of Shenzhen Longgang District Internet Industry Association. This association is an associated department of the Ministry of Culture and sets the internet café industry standards. As a result of his involvement, Mr. Guo gains valuable insight into new standards and may also have the opportunity to influence industry standards. Because the Ministry of Culture is responsible for culture policies and activities throughout China, and there are regional Ministry of Culture departments in each province, Mr. Guo’s government and industry relations expand beyond the Shenzhen district, which we believe will benefit the Company as we expand into provinces outside of Guangdong Province.

•	Centralized Oversight. All of our café managers are trained by, and under the supervision of, our centralized operations manager, who is based at our headquarters. As a result, our local managers are able to effectively handle operational issues at the cafés. The local managers are trained to provide a service level that meets Junlong’s service standards, and our operations manager is able to effectively enforce policies and procedures implemented by us.

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

Our Growth Strategy

We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•	We will seek to grow by business expansion. We plan to expand in Guizhou, Sichuan, and Yunnan Provinces as well as the Chongqing Municipality principally through the acquisition of local small chains, in order to meet the requirements of applying for a national chain license. The national chain license requires 30 internet cafés in three provinces. In the future, we plan to acquire internet cafés in Guizhou and Sichuan Provinces to help us satisfy the requirements of obtaining a national chain license. We also want to fully develop our wholly-owned branches through effective integration of resources. Most of our current competitors that offer franchising simply provide a franchise license to entrepreneurs to get started in exchange for a yearly fee. Junlong, on the other hand, is deeply involved in the operational management of its company-owned cafés. After we obtain a national chain license, we will focus on developing high-end internet cafés in the more developed cities to create new concepts of internet café operation such as operating cafes that provide food and beverage service as well as overnight accommodation. The high-end internet cafes that we plan to open in the future will house the most up to date computers and have private rooms for movie viewing and game play with surround sound capability. These high-end cafes will cater to individuals with disposable income exceeding that of our general customers, young low-income males and migrant workers. We expect to spread to the less developed cities in three years in order to gain competitive market shares. We plan to put 20% of our resources to the less developed cities for market integration after we are granted a national license, which will effectively lay the foundation for us in those cities.

•	We will seek to grow by improving our company structure. To optimize our resources and operations, we plan to improve our company structure so that 20% of our internet cafés will be large stores, each with 300 or more computers mainly focusing on movies, high-end games and entertainment; 50% of cafés will be medium stores with 150 to 300 computers and a few movie suites focusing on high-end games; 10% of cafés will be small stores in the developed cities to spread our reputation with 100 to 150 computers. In order to penetrate the less developed cities, we want to open 20% of our stores in those cities. Our mission is to set up internet cafés all over the PRC to become a real internet cafés chain and the industry leader, and we will start to implement these plans in the second half of 2014.

•	We will seek to grow by location selection. Running internet cafés is a retail business. Internet cafés are located in highly populated areas so as to attract customers. Junlong’s internet cafés are located at busy and well attended areas such as industrial zones and business quarters. We kept conducting market research in Hunan, Hubei, and Beijing in 2013. As a result of this market research, we have identified the university areas in Sichuan and Chongqing, the residential areas and business quarters in Yunan and Guizhou as prime areas for the establishment of internet cafés. As such, our future expansion in the south-western region will focus on the establishment of internet cafes in these locations.

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

On January 27, 2014, we entered into a health products distribution agreement (the “Distribution Agreement”) with Beijing Eastern Union Medical Biotechnology, Ltd. and its subsidiary Ningxia Eastern Outai Medicine, Ltd. (collectively, “Eastern Union”) to distribute and sell Eastern Union’s Yiyou Series of nutriceutical products including melatonin tablets, Vitamin B tablets, calcium and zinc chewable tablets and multi-vitamin tablets (the “Products”). Pursuant to the agreement, the Company will purchase the Products on consignment and sell them to customers on the non-medical entity market in Guangdong Province, China, including the Company’s 62 internet cafés in Shenzhen, China. The agreement is valid from January 27, 2014 to January 30, 2015. The Company has the priority to renew the agreement upon termination.

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

In the year of 2014 we plan to open internet cafés around university areas in the first-class provinces and cities. Students spend more time in internet cafés because their time is very flexible. We believe that major users of internet cafés in the future will be young game players.

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

Domain Name

We own and currently utilize the domain name, www.cncicc.com.

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

Regulation

Because our VIE is located in the PRC, we are regulated by the national and local laws of the PRC.

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

Our Employees

As of March 21, 2014, we had 560 full time employees. The following table sets forth the number of employees by function:

Function	Number of Employees
Senior Management	64
Accounting	4
Staff employees	492
Total	560

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

We attribute our success to the leadership and contributions of our managing team comprising executive directors and key executives, in particular, Dishan Guo, our Chief Executive Officer and Chief Financial Officer.

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

During the year ended December 31, 2013, we lacked personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. Due to this lack of qualified personnel, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis.

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

With the rapid economic development and growing disposable income, computer ownership and internet connections at home will gradually increase as the price for computer hardware, software and internet access decreases. The increase in computer ownership and internet connections at home may result in decreased demand for our services. Such decrease in demand may adversely affect our business and our revenues may decrease as a result.

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

The PRC government has tightened its regulation of Internet cafes in recent years. In particular, a large number of unlicensed Internet cafes have been closed. In addition, the PRC government has imposed higher capital and facility requirements for the establishment of Internet cafes. Furthermore, the PRC government’s policy, which encourages the development of a limited number of national and regional Internet cafe chains and discourages the establishment of independent Internet cafes, may slow down the growth of Internet cafes. In June 2002, the Ministry of Culture, together with other government authorities, issued a joint notice, and in February 2004, the State Administration for Industry and Commerce issued another notice, suspending the issuance of new Internet cafe licenses. In May 2007, the State Administration for Industry and Commerce reiterated its position not to register any new Internet cafes in 2007. In 2008 and 2009, the Ministry of Culture, the State Administration for Industry and Commerce and other relevant government authorities, individually or jointly, issued several notices that provide various ways to strengthen the regulation of Internet cafes, including investigating and punishing Internet cafes that accept minors, cracking down on Internet cafes without sufficient and valid licenses, limiting the total number of Internet cafes and approving Internet cafes within the planning made by relevant authorities, screening unlawful and adverse games and websites, and improving the coordination of regulation over Internet cafes and online games. Such intensified government regulation of Internet cafes and any additional government regulation that may arise in the future could adversely affect our operations by limiting the services currently provided by our cafes, which in turn could decrease our customer base or have similar negative effect on our operations.

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

We may be exposed to potential risks relating to our internal controls over financial reporting.

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

We have no direct business operations, other than our ownership of our subsidiaries and contractual relationship with Junlong. Should we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. Further, dividends paid to non-PRC stockholders may be subject to a 10% withholding, as further discussed in a later section. Under the EIT Law, we may be classified as a ‘resident enterprise’ of the PRC. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

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

As of December 31, 2013 and 2012, $718,744 was appropriated from retained earnings and set aside for the statutory reserve by the Company’s subsidiaries in the PRC. As a result of these PRC laws and regulations, the Company’s subsidiaries in the PRC are restricted in their ability to transfer a portion of their net assets to either in the form of dividends, loans or advances, which consisted of paid-up capital and statutory reserves, amounting to $2,085,967 as of December 31, 2013 and 2012.

Risks Relating to Our Commercial Relationship with Junlong

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

Messrs Guo, Zeng and Wang do not have a formalized dispute resolution agreement. However, it is anticipated that parties will resolve any conflict through mutual consultation and negotiations as is typical in China. Should such conflict endure, the parties will subject their dispute to be adjudicated before a court of competent jurisdiction in China. The Company does not have a policy pursuant to which its directors, such as Messrs. Guo, Zeng and Wang must resolve any conflict of interest that arise as a result of their ownership interests in or management of other companies, such as Classic Bond.

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

On August 8, 2006, six PRC regulatory agencies, including Ministry of Commerce (the “MOFCOM ”), the China Securities Regulatory Commission (the “ CSRC ”), the State Asset Supervision and Administration Commission (the “ SASAC ”), the State Administration of Taxation (the “SAT ”), the State Administration for Industry and Commerce (the “ SAIC ”) and the State Administration of Foreign Exchange (the “ SAFE ”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule (the “ M&A Rule ”), which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. In the opinion of our PRC counsel, China Commercial Law Firm, this approval process was not required in our case because we have not acquired either the equity or assets of a company located in the PRC, and that the VIE agreements do not constitute such an acquisition. If the PRC government were to take a contrary view, we might be subject to fines or other enforcement action, and might be forced to amend or terminate our contractual arrangements with Junlong, which could have an adverse effect on our business.

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

Some of the changes in PRC political or economic situation that could harm us and our operating results are the:

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

The majority of our revenues will be settled in Renminbi and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars. Current significant currency exchange restrictions include the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in the PRC authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC controlled VIEs, limit our PRC controlled VIEs’ ability to distribute profits to us or otherwise materially adversely affect us.

On October 21, 2005, the State Administration for Foreign Exchange of the PRC (“SAFE”) issued a Circular on Relevant Issues Concerning Foreign Exchange Administration on the Financing and Return Investment by Chinese Domestic Residents through Overseas Special Purpose Companies (“Circular 75”), which became effective on November 1, 2005.  Circular 75 and its relevant implementing rules issued thereafter regulate the foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “round trip investment” in China.  Under Circular 75, a ‘special purpose vehicle” or ‘SPV” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by PRC residents through the “SPV”, including without limitation establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets.  Pursuant to Circular 75, (i) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas SPV, for the purpose of overseas equity financing (including convertible debt financing); (ii) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any subsequent changes in such interest with a local branch of the SAFE; and (iii) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE.  In addition, the PRC subsidiary of the offshore SPV are prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore special purpose vehicle parent companies if the SPV shareholders who are PRC residents have not completed foreign exchange registration pursuant to Circular 75.  If any PRC resident stockholder of a SPV fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity.  Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

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

However, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a resident enterprise by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-PRC source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

Risks Related to the Market for Our Common Stock

Our Common Stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our Common Stock is quoted on the OTCQB. The OTCQB is a significantly more limited market than the New York Stock Exchange or NASDAQ stock markets. The quotation of our shares on the OTCQB means there is a less liquid market available for existing and potential stockholders to trade shares of our Common Stock. The limited liquidity could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.

You may have difficulty trading and obtaining quotations for our Common Stock.

Our Common Stock does not trade, and the bid and asked prices for our Common Stock on the OTCQB may fluctuate widely in the future. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

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

We do not expect to pay cash dividends on our Common Stock in the future.

We have paid no cash dividends on our Common Stock in the past and do not intend to pay any cash dividends on our Common Stock in the foreseeable future. We anticipate that we will reinvest profits from our operations, if any, into our business.  We cannot assure you that we will ever pay cash dividends to holders of our Common Stock. Therefore, investors will not receive any funds unless they sell their Common Stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the Common Stock.

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

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-in-control.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 50 million shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our Common Stock, and therefore could reduce the value of such Common Stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our Common Stock.

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

 Junlong also leases spaces from different entities or individuals for its 62 internet cafés. The rent we paid for leased spaces in the fiscal year ended December 31, 2013 was approximately $2,747,167 in total.

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

Market Information

Since March 20, 2013, our common stock is quoted on the OTCQB under the ticker symbol “CICC.” From March 10, 2011 through March 19, 2013, our common stock was quoted on the OTC Bulletin Board under the symbol CICC.OB. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated, as reported by Yahoo Finance.

	High	Low
Year ended December 31, 2013
1st Quarter	$0.50	$0.25
2nd Quarter	$0.35	$0.21
3rd Quarter	$0.40	$0.21
4th Quarter	$0.72	$0.24

Year ended December 31, 2012
1st Quarter	$0.55	$0.36
2nd Quarter	$0.78	$0.26
3rd Quarter	$0.31	$0.26
4th Quarter	$0.50	$0.26

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

Holders of Our Common Stock

As of March 21 2014, there were approximately 218 stockholders of record of our common stock, as reported by our transfer agent. The number of record holders does not include persons who hold our common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

On February 27, 2014, the Board approved the Company’s 2014 Incentive Stock Plan (the “2014 Plan”). The 2014 Plan provides for grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock purchase offers and other types of stock-based awards to the Company’s employees, officers, directors and consultants. Pursuant to the terms of the 2014 Plan, either the Board or a board committee designated by the Board is authorized to administer the plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 2,568,952 shares of common stock are issuable pursuant to awards the 2014 Plan. Unless terminated earlier by the Board, the 2014 Plan shall terminate at the close of business on February 26, 2024. As of the date of this report, no shares have been granted under the 2014 Plan.

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2013.

(c)
Number of securities
	(a)			remaining available
	Number of		(b)	for future issuance
	securities to be		Weighted-average	under equity
	issued upon		exercise price of	Compensation
	exercise of		outstanding options	plans (excluding
	outstanding		under equity	securities reflected in
Plan Category	options		compensation plans	column (a))

Equity compensation plan approved by security holders	0		—	0

Equity compensation plans not approved by security holders	2,498,326	*	$2.30	0

Total	2,498,326	*	—	0

* Represents warrants issued in connection with the private placement of units completed in February 2011. See Note 16 of Notes to Consolidated Financial Statements for information concerning the terms of the warrants issued in connection with that financing.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the fiscal year ended December 31, 2013.

Recent Sales of Unregistered Securities

Except as previously disclosed in reports filed under the Exchange Act, we did not issue or sell any unregistered securities during the fiscal year ended December 31, 2013.

Registrar and Stock Transfer Agent

Our independent stock transfer agent is VStock Transfer, LLC. Its mailing address is 77 Spruce Street, Suite 201, Cedarhurst, New York 11516. Its phone number is 212-828-8436.

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years or the issuer’s average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

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

During our fiscal year of 2013, we focused on operating our existing cafes and cafes relocated in 2012. We expect our future growth to be driven by a number of factors and trends including:

1.	Our ability to improve our service to our customers by providing enjoyable entertainment environment.

2.	Our ability to optimize our current 62 internet cafes

3.	Our ability to identify and acquire target companies for joint venture in the coming years

For the fiscal year ended December 31, 2013, our revenue was approximately $28.4 million and our net income was roughly $8.3 million, representing a decrease of 4% and an increase 75%, respectively, from the revenue of roughly $29.6 million and net income of approximately $4.8 million for the fiscal year ended December 31, 2012.

The discussion below of our performance is based upon our audited financial statements for the fiscal year ended December 31, 2013 and 2012, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income. We believe as the Shenzhen municipal government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected by increased 4G network. We believe, however, people prefer to play video and game in a computer’s screen than in the small screen of a cell phone. In addition, young people in the PRC prefer internet cafes since it is a social place for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•	Expansion into South Western Provinces. The Company currently holds an internet café chain license. In order to meet the basic requirements of a national internet chain license, the Company's primary objective is to acquire and open at least 20 internet cafes in two provinces other than Guangdong province. The Company has conducted research in the south-western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan and is targeting internet cafes these areas for acquisition purposes. The Company believes a national license is imperative for the development of a national market.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended
	December 31,
	2013		2012		Amount	%
		As percentage		As percentage	change	change
Revenue	$28,424,318	100%	$29,575,042	100%	(1,150,724)	-4%
Cost of revenue	16,825,336	59%	20,851,761	71%	(4,026,425)	-19%
Gross profit	11,598,982	41%	8,723,281	29%	2,875,701	33%

Operating Expenses
General and administrative expenses	899,688	3%	1,199,510	4%	(299,822)	-25%
Loss on disposal of fixed assets	68,644	-	-	-	68,644	100%
Cafe relocation costs	-		763,219	3%	(763,219)	-100%
Total operating expenses	968,332	3%	1,962,729	7%	(994,397)	-51%

Income from operations	10,630,650	37%	6,760,552	23%	3,870,098	57%

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	64,280	-	83,424	-	(19,144)	-23%
Change in fair value of derivative financial instrument - warrants	329,254	1%	(199,758)	-	529,012	-265%
Interest income	114,120	-	18,624	-	95,496	513%
Interest expenses	(12,825)	-	(14,501)	-	1,676	-12%
Other expenses	16,586	-	(14,515)	-	31,101	-214%
Total non-operating income (expenses)	511,415	2%	(126,726)	-	638,141	-504%

Net income before income taxes	11,142,065	39%	6,633,826	22%	4,508,239	68%
Income taxes	2,800,291	10%	1,857,341	6%	942,950	51%
Net income attributable to China Internet Cafe Holdings Group, Inc.	8,341,774	29%	4,776,485	16%	3,565,289	75%

Dividend on preferred stock	(113,836)	-	(216,605)	-1%	102,769	-47%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$8,227,938	29%	$4,559,880	15%	3,668,058	80%

Other comprehensive income
Net income	$8,341,774	29%	4,776,485	16%	3,565,289	75%
Foreign currency translation	1,209,976	4%	122,162	-	1,087,814	890%
Net Comprehensive income	$9,551,750	34%	$4,898,647	17%	4,653,103	95%

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenue

Our revenue is primarily generated from sales of prepaid IC cards which include stored value that will be deducted based on time usage of computers at our internet cafes. Our revenue decreased approximately $1.2 million, or 4%, from approximately $29.6 million for the fiscal year ended December 31, 2012 to $28.4 million for the fiscal year ended December 31, 2013. The slight decrease in revenue was due to normal fluctuation of business. We will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition of internet cafes in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility business tax/value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and business tax/value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales decreased approximately $4.0 million, or 19%, to approximately $16.8 million for the fiscal year ended December 31, 2013 from approximately $20.9 million for the same period in 2012. The decrease was mainly attributed to decrease in tax rate from 20% to 3% as a result of change in tax applicable to us from business tax to value added tax since the fourth quarter of 2012. We expect the tax expenses in cost of revenue will be stable in 2014 as we continue to be eligible to pay value added tax.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Our gross profit increased by approximately $2.9 million, or 33%, to approximately $11.6 million for the fiscal year ended December 31, 2013 from approximately $8.7 million for the same period in 2012. Gross profit as a percentage of sales was 41% for the fiscal year ended December 31, 2013, as compared to 29% for the fiscal year of 2012. The increase in our gross profit margin was mainly attributable to decrease in cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses, loss on disposal of fixed assets, and cafe relocation costs. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses decreased by approximately $1.0 million, or 51%, to approximately $1.0 million for the fiscal year ended December 31, 2013 from approximately $2.0 million for the same period in 2012.

The decrease was primarily due to a decrease of approximately $0.30 million in general and administrative expenses and a decrease of approximately $0.76 million in café relocation expenses. The decrease in general and administrative expenses was a result of decrease in accrued registration penalty of approximately $0.19 million, decrease in stock option expense of approximately $0.10 million, and increase in administrative expenses in salaries, rent expenses, business entertainments, office expenses, and professional fees of approximately $0.03 million. We expect that our operating expenses will be stable in 2014.

Non-operating Income/Expenses

Our other income increased by approximately $0.6 million, or 504%, to approximately $0.5 million non-operating income for the fiscal year ended December 31, 2013 from approximately $0.1 million non-operating expenses for the same period in 2012. The significant increase was due to the increase of approximately $0.5 million in the fair value of derivative instruments from a loss of approximately $0.1 million for the fiscal year ended December 31, 2012 to a gain of approximately $0.4 million for the fiscal year of 2013 and the increase of approximately $0.09 million in interest income from approximately $0.02 million for the fiscal year ended December 31, 2012 to approximately $0.11 million for the fiscal year of 2013.

Income before Income Taxes

Income before income taxes increased by approximately $4.5 million, or 68%, to approximately $11.1 million for the fiscal year ended December 31, 2013 from approximately $6.6 million for the same period in 2012. The increase in income before income tax was mainly attributable to the decrease in cost of revenue.

Income Taxes

Our income taxes increased by approximately $0.9 million to approximately $2.8 million for the fiscal year ended December 31, 2013 from approximately $1.8 million for the same period in 2012. The primary reason for the increase in income taxes was the increase in income before income tax as a result of decrease in cost of revenue.

Net Income

Our net income increased by approximately $3.6 million, or 75%, to approximately $8.3 million for the fiscal year ended December 31, 2013 from approximately $4.8 million for the same period in 2012 as a result of the factors described above. We expect our net profit will be stable in 2014 after applying the benefit of value added taxes starting by the end of 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of approximately $40.2 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

Cash Flow

	Fiscal Years Ended December 31,
	2013	2012
Net cash provided by operating activities	$13,493,197	$8,464,920
Net cash (used in) investing activities	(67,958)	(2,482,197)
Net cash provided by financing activities	-	158,645
Effect of foreign currency translation on cash and cash equivalents	998,179	46,993
Net cash flows	14,423,418	6,188,361

Operating Activities

Net cash provided by operating activities was approximately $13.5 million for the fiscal year ended December 31, 2013. The increase in cash provided by operating activities was mainly attributable to (1) an increase in net income of approximately $3.6 million and deferred revenue of approximately $1.3 million as compared to the same period in 2012 due to the relocation of 23 cafes in 2012; (2) an increase in tax payable of approximately $0.8 million as compared to the same period in 2012 due to increase in net income in 2013; and (3) an increase in accrued payable of approximately $0.3 million because the Company changed its snack and drink’s vendor by the end of 2012 and paid off their invoice.

Investing Activities

Net cash used in investing activities was approximately $0.07 million for the fiscal year ended December 31, 2013. In 2013, we purchased Microsoft software for some cafes’ computers for approximately $0.07 million.

Financing Activities

Net cash provided by financing activities was approximately $-0- million for the fiscal year ended December 31, 2013. At the end of the first quarter of 2013, the Company paid off a short-term bank loan approximately $0.16 million (RMB 1,000,000) from China Construction Bank. In June of 2013, the Company took out a new short-term loan of approximately $0.16 million (RMB 1,000,000) from China Construction Bank.

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

Cost of goods sold

Cost of goods sold consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafés including rental payments, utilities, business taxes and surcharges. Our internet surfing business tax is 20% on gross revenue generated from our internet cafés. Our other surcharges are an education surcharge of 3%, city development surcharge of 1%, a culture development surcharge of 3%, and a snacks and drinks business tax of 5%. All surcharges are calculated on the basis of business tax amount. Our value added taxes is 3% on gross revenue generated from selling time of internet surfing our internet cafes. Since November 2012, the Company has paid value added taxes instead of business taxes.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The outstanding customer balances are $2,293,794 and $1,505,699 as at December 31, 2013 and 2012, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the fiscal year ended December 31, 2013.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2013	2012
Year-end RMB : USD exchange rate	6.1104	6.3011
Average yearly RMB : USD exchange rate	6.1905	6.3034

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

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

(1)	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

(2)	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance. The adoption of ASU 2013-03 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

(1)	The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).
(2)	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.
(3)	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-07 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2013, FASB Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This ASU sets forth a new approach for determining whether a public or private company is an investment company. The ASU also clarifies the characteristics and sets measurement and disclosure requirements for an investment company. The ASU is effective for fiscal years beginning after December 15, 2013. Early adoption is not allowed.

This guidance is a result of the efforts of the FASB and the IASB to develop a consistent approach for determining whether a company is an investment company, for which fair value of investments is the most relevant measurement for the company’s financial statement users. The ASU affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP.

Under the ASU, a company regulated under the Investment Company Act of 1940 is considered an investment company for accounting purposes. All other companies must assess whether they have the following characteristics to be considered an investment company:

(a)	The company obtains funds from investor(s) and provides the investor(s) with investment management services;
(b)	The company commits to its investor(s) that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both;
(c)	The company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income;
(d)	The company has multiple investments;
(e)	The company has multiple investors;
(f)	The company has investors that are not related to the parent or investment manager;
(g)	The company’s ownership interests are in the form of equity or partnership interests; and
(h)	The company manages substantially all of its investments on a fair value basis.

To be considered an investment company, a company must have all the fundamental characteristics of (a) through (c) above. Typically, an investment company also has characteristics (d) through (h). However, if a company does not possess one or more of the typical characteristics, it must apply judgment and determine, considering all facts and circumstances, how its activities continue to be consistent (or are not consistent) with those of an investment company.

An investment company also will be required to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. In addition, an investment company will be required to make the following additional disclosures: (a) the fact that the company is an investment company and is applying specialized guidance; (b) information about changes, if any, in a company’s status as an investment company; and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.

The adoption of ASU 2013-08 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans. The adoption of ASU 2013-09 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2013, The FASB has issued Accounting Standards Update (ASU) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.

Before the amendments in this ASU, only UST and, for practical reasons, the LIBOR swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance.

The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).

U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item are presented commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 28, 2013, we received a letter from EFP Rotenberg, LLP (“EFP”) informing us that because of the increased audit and business risks with performing PCAOB audits in China, they were resigning as our independent registered public accounting firm with immediate effect.

The report of EFP on our consolidated financial statements for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. For the years ended December 31, 2012 and 2011 and the subsequent interim period through August 28, 2013, there were no disagreements between EFP and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to EFP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. For the years ended December 31, 2012 and 2011 and the subsequent interim period through August 28, 2013, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

We provided EFP with a copy of the disclosures under Item 4.01 of our Current Report on Form 8-K filed September 3, 2013 reporting EFP’s resignation and we requested that EFP furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements in that Form 8-K. A copy of EFP’s letter dated August 28, 2013 was filed as an exhibit to that Form 8-K.

On October 25, 2013, the Audit Committee and the Board of Directors of our Company appointed Albert Wong & Co. as our new independent registered public accounting firm effective as of October 25, 2013. During the two most recent fiscal years and through the date of its engagement, we did not consult with Albert Wong & Co. regarding (i) the application of accounting principles to a specific transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements, and none of the following was provided to us (a) a written report, or (b) oral advice that Albert Wong & Co. concluded was an important factor considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue; or (iii) any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Control and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified by our management as of December 31, 2013, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of December 31, 2013.

2014 Planned Remediation

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal year 2014 to resolve non-routine or complex accounting matters.  We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of our current officers and directors, as well as certain information about them, are set forth below:

NAME	AGE	POSITION
Dishan Guo	49	Chairman, Chief Executive Officer and Chief Financial Officer
Luke Liu	36	Director
Lei Li	49	Director
Wenbin An	74	Director
Lizong Wang	49	Director

Dishan Guo. Mr. Guo became our Chairman and Chief Executive Officer on July 2, 2010, the day that we consummated our reverse acquisition of Classic Bond. As the founder of Junlong, Mr. Guo has served as the Managing Director and Chief Executive Officer of Junlong for over 7 years since 2003. He is responsible for the strategic planning of the company’s business and growth and overseeing the operations of the company. He has extensive experience and contacts in the industry. He is the executive president of Shenzhen Longgang District Internet Industry Association, which is the associate department of the ministry of culture and sets the internet café industry standards, and a director of Guangdong High-Tech Industry Association. Mr. Guo graduated from Administrative Management Institute in Guangdong province in 1996, holding a college degree in business management. Mr. Guo’s foregoing experience, qualifications, attributes and skills led us to the conclusion that he should serve as a director of our company, in light of our business and structure. Mr. Guo became our Chief Financial Officer on September 27, 2010.

Luke Liu.  Mr. Liu joined our board on January 27, 2014. Mr. Liu served as Vice President at Beijing Crystal Digital Technologies Inc., a leading computer graphics development and application in China, from 2009 to 2013. Prior to that, he was the Assistant to President and marketing director at CHINAHR Technology Co., Ltd., the first industry recruitment website in China dedicated to provide recruitment service for enterprises and job hunters, from 2004 and 2009. From 2002 to 2004, he was a marketing specialist at Tokyo Itochu Corporation, a comprehensive trade company. Mr. Liu graduated from Rikkyo University with a bachelor’s degree in operating management. Mr. Liu’s foregoing experience, qualifications, attributes and skills led us to the conclusion that, in light of our business and structure, he should serve as a director of our company.

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

Lizong Wang.  Mr. Lizong Wang joined the board on August 23, 2010. Mr. Wang has been serving as deputy secretary of China Society for Promotion of The Glory Program, a program initiated and implemented by PRC private enterprises to alleviate poverty since 2010. Mr. Wang has served as the Secretary General of the Guangdong High-tech Industry Association since 2004 and has served as the Secretary General of the Shenzhen Association of Social Organization since 2008. Since 2008, he also serves as a strategic advisor and independent director of Universal Travel Group, a travel services provider in the PRC engaged in providing reservation, booking, and domestic and international travel and tourism services throughout China, Shenzhen 3nod Electronics Co., Ltd, a radio amplifier, home theater, computer peripherals and LED provider in the PRC, and Shenzhen Ruidefeng Pesticide, one of China’s leading enterprise in the field of pesticide formulation and Pesticide research and development. In addition, he acts as economic consultant to a number of municipalities in the PRC as well as Asan in Korea. Mr. Wang is a frequent lecturer at higher education institutions in the Greater China Region. In 2007, Mr. Wang was nominated Honorary Citizen by the U.S. cities of Dallas and Los Angeles. He has also been elected the member of the Guangdong chapter of the Chinese People’s Political Consultative Conference (CPPCC). In light of our business and structure, Mr. Wang’s foregoing experience, qualifications, attributes and skills led us to the conclusion that, in light of our business and structure, he should serve as a director of our company.

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

Family Relationships

There are no family relationships between any of our directors or executive officers.

Board Committees

Audit Committee

Our Audit Committee is led by Lei Li as the chairperson. Lizong Wang, Wenbin An, and Dishan Guo are also members of our Audit Committee. The Audit Committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. Our Board has determined that Mr. Li qualifies as an “audit committee financial expert” as defined under applicable SEC rules and also meets the additional criteria for independence of audit committee member set forth in Rule 10A-3(b)(l) under the Exchange Act.

Compensation Committee

Our Compensation Committee is led by Wenbin An as the chairperson. Lei Li, Lizong Wang, Dishan Guo and Luke Liu are also members of our Compensation Committee. The Compensation Committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Nominating Committee

Our Nominating Committee is led by Lizong Wang as the chairperson. Lei Li, Wenbin An, Dishan Guo and Luke Liu are also members of our Nominating Committee. The Nominating Committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The Nominating Committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

A current copy of the Audit Committee charter, the Compensation Committee charter, and the Nominating Committee charter are available on the Company’s website, www.cncicc.com.

Compensation Committee Interlocks and Insider Participation

Messrs. An, Li, Wang, Dishan Guo and Zhenquan Guo,were the members of the Compensation Committee during 2013. Except that Mr. Dishan Guo served as our Chief Executive Officer and Chief Financial Officer, none of the members of the Compensation Committee is or has been an executive officer of the Company, and no director who served on the Compensation Committee during 2013 had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of the Compensation Committee during 2013.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The code can be found on the Company’s website, www.cncicc.com. Additionally upon written request, the Company will provide any person a copy of the code of ethics without charge. Request should be sent to: China Internet Cafe Holdings Group, Inc., #1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City, Longgang District, Shenzhen, Guangdong Province, PRC 518172.

Director Independence

Except for Dishan Guo, all our other directors are independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2013, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements except that Mr. Dishan Guo was late in filing a Form 4 in connection with his acquisition of 233,000 shares of the Company’s common stock.

Item 11.	Executive Compensation.

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration during the stated periods.

Summary Compensation Table

Name and Principal Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Dishan Guo	2013	$49,096	0	0	0	0	0	0	$49,096
Chief Executive Officer and Chief Financial Officer(1)	2012	$47,611	0	0	0	0	0	0	$47,611

(1)	Mr. Guo has been serving as our Chief Executive Officer since July 2, 2010. He was appointed as our Chief Financial Officer on September 27, 2010.

Employment Agreements

All of our employees, including Mr. Dishan Guo, our Chief Executive Officer, have executed our standard employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Guo’s employment agreement provides for an annual salary of RMB 300,000 (approximately $49,096).

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to our officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act except to the extent that the Company specifically incorporates it by reference into such filing.

The Compensation Committee consists of five members: Messrs. An, Guo, Li, Wang and Liu. All members except Mr. Guo are independent directors. The Compensation Committee has duties and powers as described in its written charter adopted by the Board. A copy of the charter can be found on the Company’s website at www.cncicc.com.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the following section entitled “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in this Annual Report.

Members of the Compensation Committee

Wenbin An	Dishan Guo	Lei Li	Lizong Wang	Luke Liu

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2013.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal year ended December 31, 2013:

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Lei Li	2013	$19,044	-	-	-	-	-	19,044
Lizong Wang	2013	$19,044	-	-	-	-	-	19,044
Wenbin An	2013	$19,044	-	-	-	-	-	19,044
Zhenquan Guo(1)	2013	$0	-	-	-	-	-	0

(1) Mr. Zhenquan Guo received no compensation for serving as director of the Company for the fiscal year of 2013 and resigned as director of the Company on January 27, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 21, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Junlong, #1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City, Longgang District, Shenzhen, Guangdong Province, People’s Republic of China.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Directors and Officers:
Dishan Guo	Chairman, Chief Executive Officer and Chief Financial Officer	12,008,750	46.75%
Luke Liu	Director	—	—
Lei Li	Director	—	—
Wenbin An	Director	—	—
Lizong Wang	Director	100,000	0.39%
All officers and directors as a group (5 persons named above)		12,108,750	47.13%
Owners of More than 5%:
Dishan Guo		12,008,750	46.75%

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

In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the number of shares of the class beneficially owned by such person or entity on March 21, 2014, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total number of shares of common stock outstanding on March 21, 2014, which is 25,689,524, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred an on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) A total of 25,689,524 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 21, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”) since the beginning of our last fiscal year.

As of December 31, 2013, we had $3,063,633 due to Mr. Dishan Guo, our Chairman, Chief Executive Officer and Chief Financial Officer, which amount were accumulated since 2007 and used to pay daily operating expenses and professional fees. The amount due is unsecured with no stated interest and is payable on demand.

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Director Independence

Except for Dishan Guo, all our other directors are independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

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

2013	$100,000	Albert Wong & Co.

2012	$93,000	EFP Rotenberg, LLP

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A are:

2013	$24,000	EFP Rotenberg,LLP
	$12,000	Albert Wong&Co.
2012	$36,000	EFP Rotenberg, LLP

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed by our principal accountants for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

For the fiscal years ended December 31, 2013 and 2012, we did not incur any fees from our principal accountants for services other than the services covered under the “Audit Fees” and “Audit-Related Fees” for the fiscal year ended December 31, 2013 and 2012.

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

PART V

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1(1)	Form of Share Exchange Agreement, dated July 2, 2010, among the Company, Classic Bond Development Limited and its shareholders.

3.1(6)	Amended and Restated Articles of Incorporation of China Internet Café Holdings Group, Inc.

3.2(2)	Bylaws of the Company

3.3(3)	Amended and Restated Bylaws, adopted on July 30, 2010

3.4(6)	Certificate of Designations Preferences and Rights of the 5% Series A Convertible Preferred Stock of China Internet Café Holdings Group, Inc.

4.1(1)	Form of Cancellation Agreement, dated July 2, 2010, among the Company and certain shareholders.

4.2(2)	Specimen Stock Certificate

10.1(1)	Management Consulting Service Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.2(1)	Equity Pledge Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.3(1)	Option Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.4(1)	Proxy Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.5(1)	English Translation of Form of Non-disclosure and Non-competition Agreement, dated March 11, 2010, between Junlong and its employees.

10.6(6)	Securities Purchase Agreement, dated February 22, 2011, by and among China Internet Café Holdings Group, Inc. and Investors identified therein

10.7(6)	Registration Rights Agreement, dated February 22, 2011

10.8(6)	Securities Escrow Agreement, dated February 22, 2011

10.9(6)	Lock-up Agreement, dated February 22, 2011

10.10(6)	Form of Series A Warrant

10.11(6)	Form of Series B Warrant

10.12 (7)	Lease Agreement, dated March 12, 2012, by and between Junlong and Shenzhen Jincheng Industrial Co., Ltd. [Unofficial Translation]

10.13(8)	Yiyou Series Health Products Distribution Agreement, dated January 27, 2014, by and among Beijing Eastern Union Medical Biotechnology, Ltd., Ningxia Eastern Outai Medicine, Ltd., the Company and Shenzhen Junlong Culture Communication Co., Ltd.

14.1(4)	Code of Ethics
16.1(9)	Letter dated August 28, 2013 from EFP Rotenberg LLP to the SEC.
21(1)	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 3, 2010.

(4) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on June 30, 2008.

(5) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 28, 2010.

(6) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2011.

(7) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 19, 2013.

(8) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 30, 2014.

(9) Incorporated by reference to our Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2014

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2014.

Name	Title
Chief Executive Officer, Chief Financial
Officer, and Chairman of the Board (principal
/s/ Dishan Guo	executive officer and principal financial officer)
Dishan Guo

/s/ Luke Liu	Director
Luke Liu

/s/ Lei Li	Director
Lei Li

/s/ Wenbin An	Director
Wenbin An

/s/ Lizong Wang	Director
Lizong Wang

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firms	F-2 - F-3
Consolidated Balance Sheets - at December 31, 2013 and 2012	F-4
Consolidated Statements of Income and Comprehensive Income	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 - F-30

ALBERT WONG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:	The board of directors and stockholders of China Internet Cafe Holdings Group, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Internet Cafe Holdings Group, Inc. and subsidiaries ("the Company") as of December 31, 2013 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Internet Cafe Holdings Group, Inc. and subsidiaries as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co.
March 25, 2014	Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Internet Cafe Holdings Group, Inc.

and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Internet Cafe Holdings Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows the year ended December 31, 2012. China Internet Cafe Holdings Group, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Internet Cafe Holdings Group, Inc. and Subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 18, 2013

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$40,241,459	$25,818,041
Rental deposit	6,606	34,121
Equipment deposit	3,240	7,427
Inventory	36,200	49,681
Deferred tax assets	77,646	76,982
Total current assets	40,365,151	25,986,252

Property, plant and equipment, net	9,463,573	12,730,766
Intangible assets, net	62,007	124,274
Rental deposit-long-term portion	456,940	416,066
Total assets	$50,347,671	$39,257,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$163,655	$158,702
Accounts payable	227,981	-
Registration penalties payable	641,200	641,200
Deferred revenue	2,293,794	1,505,699
Payroll and payroll related liabilities	366,619	350,277
Income and other taxes payable	1,011,814	754,709
Accrued expenses	605,029	396,878
Amount due to a shareholder	3,063,633	2,634,163
Dividend payable on preferred stock	186,565	72,729
Derivative financial instrument - preferred stock	-	64,280
Derivative financial instrument - warrants	-	329,254
Total current liabilities	8,560,290	6,907,891

Commitments and contingencies (Note 17)
Convertible Preferred stock ($0.00001 par value, 100,000,000 shares authorized, -0- and 4,274,703 shares issued and outstanding as of December 31, 2013 and 2012; preference in liquidation -$0 and $5,770,849, respectively)	-	3,682,473

Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 25,689,524 and 21,414,821 shares issued and outstanding as of December 31, 2013 and 2012)	257	214
Additional paid-in capital	5,732,759	2,050,329
Statutory surplus reserves	718,744	718,744
Retained earnings	32,548,107	24,320,169
Accumulated other comprehensive income	2,787,514	1,577,538
Total stockholders’ equity	41,787,381	28,666,994
Total liabilities and stockholders’ equity	$50,347,671	$39,257,358

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended
	December 31,
	2013	2012

Revenue	$28,424,318	$29,575,042
Cost of revenue	16,825,336	20,851,761
Gross profit	11,598,982	8,723,281
Operating Expenses
General and administrative expenses	899,688	1,199,510
Loss on disposal of fixed assets	68,644	-
Cafe relocation costs	-	763,219
Total operating expenses	968,332	1,962,729

Income from operations	10,630,650	6,760,552

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	64,280	83,424
Change in fair value of derivative financial instrument - warrants	329,254	(199,758)
Interest income	114,120	18,624
Interest expense	(12,825)	(14,501)
Other expenses	16,586	(14,515)
Total non-operating income (expenses)	511,415	(126,726)

Income before income taxes	11,142,065	6,633,826
Income taxes	2,800,291	1,857,341
Net income	8,341,774	4,776,485

Dividend on preferred stock	(113,836)	(216,605)
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$8,227,938	$4,559,880

Other comprehensive income
Net income	$8,341,774	$4,776,485
Foreign currency translation	1,209,976	122,162
Total comprehensive income	$9,551,750	$4,898,647

Earnings per share
- Basic	$0.33	$0.21
- Diluted	$0.32	$0.19
Weighted average common stock outstanding
- Basic	25,080,525	21,335,038
- Diluted	25,891,783	25,629,741

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2011	20,200,000	202	1,628,417	718,744	10,499,454	611,944	13,458,761
Issuance of common stock	924,967	10	100,309	-	-	-	100,319
Preferred stock dividend	129,410	-	-	-	(247,486)	-	(247,486)
Net income for the year	-	-	-	-	9,508,321	-	9,508,321
Foreign currency translation difference	-	-	-	-	-	843,432	843,432
Balance at December 31, 2011	21,254,377	$212	$1,728,726	$718,744	$19,760,289	$1,455,376	$23,663,347
Stock based compensation	-	-	105,000	-	-	-	105,000
Preferred stock dividend	160,444	2	216,603	-	(216,605)	-	-
Net income for the year	-	-	-	-	4,776,485	-	4,776,485
Foreign currency translation difference	-	-	-	-	-	122,162	122,162
Balance at December 31, 2012	21,414,821	$214	$2,050,329	$718,744	$24,320,169	$1,577,538	$28,666,994
Converted preferred stock	4,274,703	43	3,682,430	-	-	-	3,682,473
Preferred stock dividend	-	-	-	-	(113,836)	-	(113,836)
Net income for the period	-	-	-	-	8,341,774	-	8,341,774
Foreign currency translation difference	-	-	-	-	-	1,209,976	1,209,976
Balance at December 31, 2013	25,689,524	$257	$5,732,759	$718,744	$32,548,107	$2,787,514	$41,787,381

The accompanying notes are an integral part of the consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net income	$8,341,774	$4,776,485
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivative financial instrument - preferred stock	(64,280)	(83,424)
Change in fair value of derivative financial instrument- warrants	(329,254)	199,758
Advisory fee	-	105,000
Depreciation	3,620,768	3,090,100
Amortization	65,290	38,103
Loss on disposal of fixed assets	68,644	762,602
Deferred tax assets	1,716	(7,011)
Changes in operating assets and liabilities:
Rental deposit	582	(45,621)
Inventory	14,837	164,593
Accounts payable	225,029	(101,259)
Deferred revenue	731,514	(595,104)
Payroll and payroll related liabilities	5,339	24,356
Income and other taxes payable	230,530	(571,986)
Accrued expenses and penalties payable	196,869	221,122
Amount due to a shareholder	383,839	487,206
Net cash provided by operating activities	13,493,197	8,464,920

Cash flows from investing activities
Purchase of property, plant and equipment	(72,320)	(3,477,222)
Deposits paid for property, plant and equipment	4,362	995,025
Net cash used in investing activities	(67,958)	(2,482,197)

Cash flows from financing activities
Proceeds from short term loan	161,991	158,645
Short term loan repayments	(161,991)	-
Net cash flows provided in financing activities:	-	158,645

Effect of foreign currency translation on cash	998,179	46,993

Net increase in cash and cash equivalents	14,423,418	6,188,361
Cash and cash equivalents - beginning of period	25,818,041	19,629,680
Cash and cash equivalents - end of period	$40,241,459	$25,818,041

Cash paid during the year for:
Interest paid	$12,825	$14,501
Income taxes paid	$3,056,693	$1,411,438

Supplemental disclosures of non-cash transactions:
Transfer at equipment deposits paid in property and equipment	$-	$994.732
Dividend payable on preferred stock	$186,565	$72,729
Registration penalties	$-	$192,356
Advisory fee	$-	$105,000

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	Organization, Recapitalization and Nature of Business

China Internet Cafe Holdings Group, Inc. (“China Internet Cafe”)

China Internet Cafe Holdings Group, Inc. (formerly known as China Unitech Group, Inc.) (“China Internet Café”, “the Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on March 14, 2006. The Company was a development company from incorporation until the quarter ended June 30, 2010. On July 2, 2010, the Company successfully closed a share exchange transaction with the shareholders of Classic Bond Development Limited, a British Virgin Islands corporation (" Classic Bond"). The Company will operate through its variable interest entities in China to execute the current business plan of those affiliates which involves the operation of a chain of China-based internet cafes. The “Business”, on February 1, 2011, the Company changed its name from China Unitech Group, Inc. to China Internet Cafe Holdings Group, Inc.

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

This share exchange transaction resulted in the shareholders of Classic Bond obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the Company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Classic Bond as the accounting acquirer and China Internet Cafe as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of Classic Bond whereby Classic Bond is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of China Internet Cafe. The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented.

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

On June 23, 2010, the Company further issued 1,950,000 shares of common stock of classic bond to 42 individuals to raise fund of $84,093 (HK$651,721) for 641,046 shares and 1,308,954 shares associated with the reorganization of the Company at a value of $167,519 (HK$1,308,954) which is reflected as contributed capital by existing shareholders of Junlong and the total amount was $251,612. As of June 30, 2010, 2,000,000 shares of Common Stock were issued and outstanding.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	Organization, Recapitalization and Nature of Business (Continued)

Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”)

Zhonghefangda , Classic Bond’s wholly-owned subsidiary, was incorporated in People’s Republic of China (“PRC”) on June 10, 2010 with registered capital of $129,032 (HK$1 million). Zhonghefangda is engaged in provision of management and consulting services and Mr. Guo Dishan is the legal representative of Zhonghefangda.

On June 11, 2010, to protect the Company’s shareholders from possible future foreign ownership restrictions, Zhonghefangda and Junlong entered into a series of agreements. Under these agreements Zhonghefangda obtained the ability to direct the operations of Junlong and to receive a majority of the residual returns. Therefore, management determined that Junlong became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) ASC 810-10 and Zhonghefangda was determined to be the primary beneficiary of Junlong. Accordingly, beginning June 11, 2010, Zhonghefangda is able to consolidate the assets, liabilities, results of operations and cash flows of Junlong in its financial statements. Because the legal representatives and ultimate major stockholder of Zhonghefangda and Junlong is the same person, Mr. Guo Dishan, Zhonghefangda and Junlong were deemed, until June 11, 2010, to be under common control.

Exclusive Management and Consulting Agreement

On June 11, 2010, Zhonghefangda signed an exclusive management and consulting services agreement with Junlong. Pursuant to the agreement, Zhonghefangda agreed to provide management and consulting services to Junlong, upon request, in connection with the operation of the Business. The agreement provides that Junlong will compensate Zhonghefangda by paying an amount equal to the aggregate net profit of Junlong for a period of twenty (20) years and for succeeding periods of the same duration until the agreement is terminated by both parties under agreed conditions. Zhonghefangda will reimburse Junlong the full amount of any net losses incurred by Junlong during the term of this agreement. As a result of entering into the exclusive management and consulting agreement, Zhonghefangda should be deemed to control Junlong as a Variable Interest Entity and Junlong is consolidated in the accompanying financial statements.

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened during the year 2012. In total, as of December 31, 2013, we owned 62 internet cafes within Shenzhen, Guangdong.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	Summary of Significant Accounting Policies (Continued)

(c)	Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United states of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of receivables due from related parties, inventories and the estimation of useful lives of plant and machinery and intangibles assets. Actual results could differ from those estimates.

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair vale recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the binomial valuation model. The methodology based, in part, upon inputs for which there is little or no observable market data requiries the Group to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Also see Note 16.

(d)	Revenue recognition

Internet café members purchase prepaid IC cards which include stored value that will be deducted based on time usage of computers at the internet cafe. Revenues derived from the prepaid IC cards at the internet café are recognized when services are provided. This is based upon the usage of computer time at the internet cafe. Outstanding customer balances in the IC cards are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrease to customer balances. There is no expiration date for IC cards.

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the years ended December 31, 2013 and 2012, the commission income was $452,837 and $373,285, less than 1% of total revenue.

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

The Company may be exposed to credit risk from its cash at banks. An allowance has been considered for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment. No allowance is considered necessary for the period.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	Summary of Significant Accounting Policies (Continued)

(i)	Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2013, the fair value of cash and cash equivalents, accounts payable, short-term loans, and accrued expenses approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

Our advisor assists the Company for ongoing corporate compliance and development are accounted for under ASC 505-50. ASC 505-50-30-11 (previously EITF 96-18) further provides that an issuer measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i. The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii. The date at which the counterparty’s performance is complete.

(k)	Equipment deposits

The Company prepaid equipment deposits to computer suppliers for the purchase of computers and equipment for new internet cafes.

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

Leasehold improvements mainly result from decoration expense. All of the Company’s lease contracts state lease terms of 5 years and leasehold improvements are amortized over 5 years, which represents the shorter of useful life and lease term.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	Summary of Significant Accounting Policies (Continued)

(m)	Intangible Assets

Our intangible assets consist of definite-lived assets subject to amortization such as Business License and Customer Lists. The useful lives of the Business License are 9 to 15 years and we amortized the customer lists over 5 years. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the useful lives of the related intangible assets. Development cost of internal-use software is insignificant and is recorded as expense in the period such cost occurs.

(n)	Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $2,293,794 and $1,505,699 as of December 31, 2013 and 2012, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the year ended December 31, 2013.

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

(q)	Consolidation of Variable Interest Entities

According to the requirements of Statement of Financial Accounting Standards No. 810-10, “Variable interest Entities”, the Company has evaluated the economic relationships of its wholly owned subsidiary, Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) with Junlong and has determined that it is required to consolidate Zhonghefangda and Junlong pursuant to the rules of FASB ASC Topic 810-10. Therefore Junlong is considered to be a VIE, as defined by FASB ASC Topic 810-10 of which Classic Bond is the primary beneficiary as a result of its wholly owned subsidiary Zhonghefangda. Classic Bond, as mentioned above, will absorb a majority of the economic risks and rewards of the VIE that are being consolidated in the accompanying financial statements.

The carrying amount of the VIE’s’ assets and liabilities are as follows:

	December 31, 2013	December 31, 2012
Current assets and Long term rental deposit	$40,805,688	$26,392,390
Property, plant and equipment	9,463,574	12,730,766
Intangible assets	62,008	124,275
Total assets	50,331,270	39,247,431
Total liabilities	(11,793,939)	(10,129,831)
Net assets	$38,537,331	$29,117,600

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	Summary of Significant Accounting Policies (Continued)

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2013	December 31, 2012
Year-end RMB : USD exchange rate	6.1104	6.3011
Average yearly RMB : USD exchange rate	6.1905	6.3034

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

(s)	Post-retirement and post-employment benefits

The Company contributes to a state pension plan in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary or the consolidated VIE’s provides any other post-retirement or post-employment benefits.

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

In accordance with the relevant PRC regulations and Zhonghefangda and Junlong’s articles of association, Junlong is required to allocate their respective net income to statutory surplus reserve.

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

As of December 31, 2013 and 2012, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company was not required to allocate any further amount to it.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	Summary of Significant Accounting Policies (Continued)

(x)	Recent Accounting Pronouncements

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

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

(1)	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

(2)	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance. The adoption of ASU 2013-03 is not expected to have a material impact on the Company’s financial position or results of operations.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	Summary of Significant Accounting Policies (Continued)

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

(1)	The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	Summary of Significant Accounting Policies (Continued)

(2)	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.
(3)	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-07 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2013, FASB Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This ASU sets forth a new approach for determining whether a public or private company is an investment company. The ASU also clarifies the characteristics and sets measurement and disclosure requirements for an investment company. The ASU is effective for fiscal years beginning after December 15, 2013. Early adoption is not allowed.

This guidance is a result of the efforts of the FASB and the IASB to develop a consistent approach for determining whether a company is an investment company, for which fair value of investments is the most relevant measurement for the company’s financial statement users. The ASU affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP.

Under the ASU, a company regulated under the Investment Company Act of 1940 is considered an investment company for accounting purposes. All other companies must assess whether they have the following characteristics to be considered an investment company:

(a)	The company obtains funds from investor(s) and provides the investor(s) with investment management services;
(b)	The company commits to its investor(s) that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both;
(c)	The company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income;
(d)	The company has multiple investments;
(e)	The company has multiple investors;
(f)	The company has investors that are not related to the parent or investment manager;
(g)	The company’s ownership interests are in the form of equity or partnership interests; and
(h)	The company manages substantially all of its investments on a fair value basis.

To be considered an investment company, a company must have all the fundamental characteristics of (a) through (c) above. Typically, an investment company also has characteristics (d) through (h). However, if a company does not possess one or more of the typical characteristics, it must apply judgment and determine, considering all facts and circumstances, how its activities continue to be consistent (or are not consistent) with those of an investment company.

An investment company also will be required to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. In addition, an investment company will be required to make the following additional disclosures: (a) the fact that the company is an investment company and is applying specialized guidance; (b) information about changes, if any, in a company’s status as an investment company; and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.

The adoption of ASU 2013-08 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans. The adoption of ASU 2013-09 is not expected to have a material impact on the Company’s financial position or results of operations.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	Summary of Significant Accounting Policies (Continued)

In July 2013, The FASB has issued Accounting Standards Update (ASU) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.

Before the amendments in this ASU, only UST and, for practical reasons, the LIBOR swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance.

The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).

U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s financial position or results of operations.

3. Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	December 31, 2013	December 31, 2012
Cash and cash equivalents at bank	$40,217,223	$25,800,930
Cash in hand	24,236	17,111
	$40,241,459	$25,818,041

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents (Note 2). As of December 31, 2013 and 2012, $40,204,156 and $25,794,334 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $2,534 and $1,951 of the Company's cash and cash equivalents were held by Chase bank and JP Morgan Chase bank in USA, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

4. Equipment Deposits

Equipment deposits consist of:

December 31, 2013	December 31, 2012
$3,240	$7,427

As of December 31, 2012, equipment deposits are for the purchase of an air-conditioner and fire protection systems for the new headquarters in Shenzhen. As of December 31, 2013, equipment deposit is for the purchase of fire protection systems for the new headquarters in Shenzhen. The deposit was paid in 2012 and remains in place.

5. Inventory

Inventory consists of:

	December 31, 2013	December 31, 2012

Purchased IC cards	$36,200	$49,681

There was no allowance made for obsolete or slow moving inventory as of December 31, 2013 and 2012.

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	December 31, 2013	December 31, 2012
Leasehold improvement	$4,234,152	$4,394,136
Cafe computers equipment and hardware	17,307,427	16,939,215
Cafe furniture and fixtures	2,176,149	1,963,143
Office furniture, fixtures and equipment	355,974	303,271
Motor vehicles	486,703	471,973
	$24,560,405	$24,071,738
Less: Accumulated depreciation	(15,096,832)	(11,340,972)
Property, plant and equipment, net	$9,463,573	$12,730,766

During the year ended December 31, 2013, depreciation expenses amounted to $3,357,900, of which $3,250,521 and $107,379 were recorded as cost of sales and general and administrative expense, respectively.

During the year ended December 31, 2012, depreciation expenses amounted to $3,090,100, of which $2,985,548 and $104,552 were recorded as cost of sales and general and administrative expense, respectively.

7. Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2013	December 31, 2012
Business License	$102,723	$99,614
Customer Lists	130,158	126,219
	232,881	225,833
Less: Accumulated Amortization	(170,874)	(101,559)
Total	$62,007	$124,274

During the years ended December 31, 2013 and 2012, amortization expenses amounted to $66,145 and $38,103 respectively which was recorded under cost of sales.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

7. Intangible Assets (Continued)

Estimated amortization for the next five years and thereafter are as follows:

Years ending December 31,
2014	$46,576
2015	15,431
2016	-
Thereafter	-
Total	$62,007

8. Short Term Loan

The short term loan due within one year as of December 31, 2013 and 2012 consist of the following:

		Interest	December 31,	December 31,
Bank	Loan Period	rate	2013	2012
China Construction Bank	April 1, 2012 to March 26, 2013	12.46%	$-	$158,702
China Construction Bank	June 13, 2013 to June 12, 2014	9%	$163,655	$-

On March 27, 2012, the Company entered into a loan agreement with China Construction Bank for $158,702 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate was approximately 12.46% and the loan was due on March 26, 2013. The loan has been paid in full on March 26, 2013.

On June 13, 2013, the Company entered into a loan agreement with China Construction Bank for $163,655 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate is approximately 9% and the loan is due on June 12, 2014.

For the years ended December 31, 2013 and 2012, interest expense on these loans was $12,825 and $14,501, respectively.

9. Income and Other Taxes Payable

Income and other tax payables consist of the following:

	December 31, 2013	December 31, 2012

Value added taxes	$218,231	$78,013
Income tax	567,419	586,908
Withhold individual income tax payable	4,064	2,208
Other tax payable	222,100	87,580
Total	$1,011,814	$754,709

10. Due To A Shareholder

	December 31, 2013	December 31, 2012
Mr. Guo Di Shan, a shareholder of the Company	$3,063,633	$2,634,163

The amount due to Mr. Di Shan Guo is unsecured with no stated interest and is payable on demand. The amount due as of December 31, 2013, represents amounts accumulated since 2007 and used to pay daily operating expenses and professional fees.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

11. Cost of Revenue

Cost of revenue consists of the following:

	For The Years Ended December 31,
	2013	2012

Depreciation and amortization	$3,607,119	$3,023,651
Salary	3,458,182	3,250,516
Rent	2,752,109	2,326,337
Utility	2,107,666	2,221,137
Business tax and surcharge	1,807,787	6,138,096
Others	3,092,473	3,892,024
	$16,825,336	$20,851,761

12. Income Tax

The components of income before income taxes from continuing operations consisted of the following:

	2013	2012
	US$	US$
Income (loss) subject to domestic income taxes only	(59,098)	(759,539)
Income (loss) subject to foreign income taxes only	11,201,163	7,429,365
	11,142,065	6,633,826

The Company is subject to U.S. federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes in China. The provision for income taxes from continuing operations consisted of the following:

	2013	2012
	US$	US$
Current:
Federal	-	-
State	-	-
PRC	2,877,937	1,934,323
	2,877,937	1,934,323
Deferred:
Federal	-	-
State	-	-
PRC	(77,646)	(76,982)
Total provision for income taxes	2,800,291	1,857,341

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income from continuing operations before income taxes:

	2013	2012
	US$	US$
Tax at federal statutory rate	2,785,516	1,658,456
Permanent differences	(98,384)	29,804
Loss not benefited	113,159	169,081
	2,800,291	1,857,341

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

12. Income Tax (Continued)

	2013	2012
	US$	US$
DTA:
Deferred assets - others	77,646	76,982
Deferred assets - NOL	681,290	865,401
Total Deferred assets	758,936	942,383
Total Gross DTA	758,936	942,383
Valuation allowance	(681,290)	(865,401)
Net deferred assets	77,646	76,982

The Company has recorded a valuation allowance against all of its US deferred tax assets at December 31, 2013 and 2012. In accordance with ASC 740 Accounting for Income Taxes, based on all available evidence, including the Company’s historical results and the forecast of its future income, it is more likely than not that its US entity will not be able to realize its deferred tax assets, and that all of its PRC entities will be able to realize the deferred tax assets.

For U.S. federal income tax purposes, the Company has net operating loss, or NOL carry forwards of approximately $0.68 million and $0.87 million, at December 31, 2013 and 2012, respectively. The 2013 net operating loss carry forwards will expire after 20 years beginning 2031 and the 2012 net operating loss carry forwards will expire after 20 years beginning 2030, if not utilized. The Company has no net operating loss carry forwards for PRC enterprise income tax purposes, at December 31, 2013 and 2012, respectively.

Undistributed earnings of the Company’s PRC subsidiary amounted to approximately $34 million as of December 31, 2013. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes. The PRC tax authorities have clarified that dividend distributions made out of pre-January 1, 2008 retained earnings will not be subject to withholding taxes.

The Company and its subsidiaries are subject to taxation in the U.S. and the PRC. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2008. The tax authorities in the PRC may examine the tax returns of the Company three years after its fiscal year ended.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

	For The Years Ended December 31,
	2013	2012
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$8,341,774	$4,776,485
Dividend on preferred stock	(113,836)	(216,605)
Net income used in computing basic earnings per share	$8,227,938	$4,559,880

Basic weighted average shares outstanding	25,080,525	21,335,038
Basic earnings per share	$0.33	$0.21

	For The Years Ended December 31,
	2013	2012
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$8,227,938	$4,559,880
Dividend on preferred stock	113,836	216,605
Net income used in computing diluted earnings per share	$8,341,774	$4,776,485

Weighted average outstanding shares of common stock	25,080,525	21,335,038
Weighted average preferred stock	811,258	4,294,703
Diluted weighted average shares outstanding	25,891,783	25,629,741
Diluted earnings per share	$0.32	$0.19

Potential common shares outstanding as of December 31:
Series A preferred stock	-	4,274,703
Warrants	2,498,326	2,498,326
	2,498,326	6,773,029

As of December 31, 2013, the average market price of the common stock during the year was less than the exercise price of the Warrants. Accordingly, the Warrants were anti-dilutive and have not been included in the calculation of diluted earnings per share.

14. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $12,851 and $11,658 for the years ended December 31, 2013 and 2012, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

15. Stockholders’ Equity

Common Stock

On July 2, 2010, China Internet Cafe entered into a share exchange transaction with Classic Bond and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, China Internet Cafe acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 19,000,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the 20,200,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 4,973,600 shares of common stock held by the Company’s former majority stockholder The business, assets and liabilities did not change as a result of the reverse acquisition.

As of December 31, 2013 and 2012, there are 25,689,524 and 21,414,821 shares of Common Stock issued and outstanding respectively.

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

For each outstanding share of Series A Preferred Stock, dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of March, June, September, and December of each year, commencing September 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance. For the quarter ended September 30 and December 31 of 2012 and from January 1, 2013 to February 22, 2012, dividends have been accrued as dividends payable and are not paid as of December 31, 2013.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

16. Sale of Common Stock, Series A Preferred Stock and Warrants

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

Warrants

The Series A and Series B Warrants are exercisable at any time and from time to time at an exercise price of $2.00 and $3.00 per share, respectively, and expired on February 22, 2014. The holder may elect a cashless exercise of the Warrants beginning 12 months after the issuance date but only if the shares underlying the Warrants are not registered for sale.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

16. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At December 31, 2012, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

16. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

16. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

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

At December 31, 2013, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock were re-valued at $-0-, $-0- and $-0-, respectively, because of their short remaining life with expiration date on February 14, 2014 and the recent low volatility of the stock price. The aggregate change in the fair value of the derivative liabilities between December 31, 2012 and December 31, 2013 of $393,534 has been credited to income.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

16. Sale of Common Stock, Series A Preferred Stock and Warrants (Continued)

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended December 31, 2013:

	Preferred – Embedded Derivative	Warrants	Total
Beginning balance, December 31, 2012	$64,280	$329,254	$393,534
Fair value adjustments	(64,280)	(329,254)	(393,534)
Ending balance, December 31, 2013	$-	$-	$-

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

As of December 31, 2013, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
2014	$2,555,828
2015	1,459,750
2016	320,386
2017	4,846
$4,340,810

During the year ended December 31, 2013, rent expenses amounted to $2,815,315, of which $2,747,167 and $68,148 were recorded as cost of sales and general and administrative expense, respectively.

During the year ended December 31, 2012, rent expenses amounted to $2,396,870, of which $2,326,337 and $70,533 were recorded as cost of sales and general and administrative expense, respectively.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

18. Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the years ended December 31, 2013 and 2012.

At December 31, 2013 and 2012, there was one supplier of consignment snacks and drinks with amounts due from the Company of $227,981 and $-0-, respectively, which accounted for 100% and 100% of the Company’s account payable.

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

The Chinese government began tightening its regulation of internet cafes in 2001. In particular, a large number of unlicensed internet cafes have been closed. In addition, the Chinese government has imposed higher capital (RMB10,000,000 is required for a regional internet café chain and RMB50,000,000 is required for a national internet café chain) and facility requirements for the establishment of internet cafes. Furthermore, the Chinese government’s policy, which encourages the development of a limited number of national and regional internet cafe chains and discourages the establishment of independent internet cafes, may slow down the growth of internet cafes. Recently, the Ministry of Culture, together with other government authorities, issued a joint notice suspending the issuance of new internet cafe chain licenses. Any intensified government regulation of internet cafes could restrict our ability to maintain and expand our internet cafes.

Currently, the Company uses only one internet service provider. However, there are other internet service providers available to the Company. The management of the Company believes that the risk of loss of internet services is not that high because other service providers are available to the Company.

20. Segment Information

The Company applies the provisions of ASC 280, "Disclosures about Segments of an Enterprise and Related Information". The Company views its operations and manages its business as one segment: the operation of an internet café chain. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company operates predominantly in one geographical area, the PRC.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

21. Subsequent Events

On January 27, 2014, the Company entered into a health products distribution agreement (the “Distribution Agreement”) with Beijing Eastern Union Medical Biotechnology, Ltd. and its subsidiary Ningxia Eastern Outai Medicine, Ltd. (collectively, “Eastern Union”) to distribute and sell Eastern Union’s Yiyou Series of nutriceutical products including melatonin tablets, Vitamin B tablets, calcium and zinc chewable tablets and multi-vitamin tablets (the “Products”). Pursuant to the agreement, the Company will acquire the Products on consignment and sell them to customers on the non-medical market in Guangdong Province, China, through the Company’s 62 internet cafés in Shenzhen, China. The agreement is valid from January 27, 2014 to January 30, 2015. The Company has the right to renew the agreement upon termination.

On February 22, 2014, in accordance with its terms, all Series A and Series B Warrants expired.

On February 27, 2014, the Board approved the Company’s 2014 Incentive Stock Plan (the “2014” Plan). The 2014 Plan provides for grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock purchase offers and other types of stock-based awards to the Company’s employees, officers, directors and consultants. Pursuant to the terms of the 2014 Plan, either the Board or a board committee designated by the Board is authorized to administer the plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 2,568,952 shares of common stock are issuable pursuant to awards the 2014 Plan. Unless terminated earlier by the Board, the 2014 Plan shall terminate at the close of business on February 26, 2024. As of the date of this report, no shares have been granted under the 2014 Plan.

As of March 26, 2014, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

