Form 10-Q
period 2014-03-31
China Internet Cafe Holdings Group, Inc.
filed 2014-05-15
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2013, there were 25,689,524 shares of common stock outstanding.

FORM 10-Q

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This report contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company.  Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently.  The accuracy of such statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2013.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as required by the federal securities laws, we undertake no obligation to update forward-looking information.  Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

1

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$43,977,009	$40,241,459
Rental deposit	136,479	6,606
Equipment deposit	3,213	3,240
Inventory	19,118	36,200
Deferred tax assets	85,554	77,646
Total current assets	44,221,373	40,365,151

Property, plant and equipment, net	8,456,330	9,463,573
Intangible assets, net	49,942	62,007
Rental deposit-long-term portion	323,219	456,940
Total assets	$53,050,864	$50,347,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$162,288	$163,655
Accounts payable	210,561	227,981
Registration penalties payable	641,200	641,200
Deferred revenue	2,427,347	2,293,794
Payroll and payroll related liabilities	363,577	366,619
Income and other taxes payable	1,350,303	1,011,814
Accrued expenses	602,088	605,029
Amount due to a shareholder	3,099,902	3,063,633
Dividend payable on preferred stock	186,565	186,565
Total current liabilities	9,043,831	8,560,290

Stockholders' Equity:
Common stock ($0.00001 par value, 100,000,000 shares authorized, 25,689,524 shares issued and outstanding as of March 31, 2014 and December 31, 2013)	257	257
Additional paid-in capital	5,732,759	5,732,759
Statutory surplus reserves	718,744	718,744
Retained earnings	35,157,873	32,548,107
Accumulated other comprehensive income	2,397,400	2,787,514
Total stockholders’ equity	44,007,033	41,787,381
Total liabilities and stockholders’ equity	$53,050,864	$50,347,671

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended
	March 31,
	2014	2013

Revenue	$7,659,342	$7,198,307
Cost of revenue	4,087,552	4,076,078
Gross profit	3,571,790	3,122,229
Operating Expenses
General and administrative expenses	110,529	271,183
Total operating expenses	110,529	271,183

Income from operations	3,461,261	2,851,046

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	-	64,280
Change in fair value of derivative financial instrument - warrants	-	277,051
Interest income	35,366	4,593
Interest expense	(3,679)	(5,240)
Other expenses	(317)	(145)
Total non-operating income (expenses)	31,370	340,539

Income before income taxes	3,492,631	3,191,585
Income taxes	882,865	756,344
Net income	2,609,766	2,435,241

Dividend on preferred stock	-	(113,836)
Net income attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$2,609,766	$2,321,405

Other comprehensive income
Net income	$2,609,766	$2,435,241
Foreign currency translation	(390,114)	196,692
Total comprehensive income	$2,219,652	$2,631,933

Earnings per share
- Basic	$0.10	$0.10
- Diluted	$0.10	$0.09
Weighted average common stock outstanding
- Basic	25,689,524	23,219,696
- Diluted	25,689,524	25,689,524

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2014	25,689,524	$257	$5,732,759	$718,744	$32,548,107	$2,787,514	$41,787,381
Net income for the period	-	-	-	-	2,609,766	-	2,609,766
Foreign currency translation difference	-	-	-	-	-	(390,114)	(390,114)
Balance at March 31, 2014	25,689,524	$257	$5,732,759	$718,744	$35,157,873	$2,397,400	$44,007,033

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities
Net income	$2,609,766	$2,435,241
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivative financial instrument - preferred stock	-	(64,280)
Change in fair value of derivative financial instrument- warrants	-	(277,051)
Depreciation	935,176	995,699
Amortization	11,634	9,566
Deferred tax assets	(8,622)	2,921
Changes in operating assets and liabilities:
Inventory	16,906	(14,421)
Accounts payable	(15,635)	123,581
Deferred revenue	153,881	106,586
Payroll and payroll related liabilities	22	(33,884)
Income and other taxes payable	349,572	139,904
Accrued expenses and penalties payable	898	312,765
Amount due to a shareholder	49,011	168,287
Net cash provided by operating activities	4,102,609	3,904,914

Cash flows from financing activities
Short term loan repayments	-	(159,314)
Net cash flows used in financing activities:	-	(159,314)

Effect of foreign currency translation on cash	(367,059)	149,559

Net increase in cash and cash equivalents	3,735,550	3,895,159
Cash and cash equivalents - beginning of period	40,241,459	25,818,041
Cash and cash equivalents - end of period	$43,977,009	$29,713,200

Cash paid during the year for:
Interest paid	$3,679	$5,240
Income taxes paid	$566,936	$599,018

Supplemental disclosures of non-cash transactions:
Dividend payable on preferred stock	$-	$186,565

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

1.	Organization, Recapitalization and Nature of Business

China Internet Cafe Holdings Group, Inc. (“China Internet Cafe”)

China Internet Cafe Holdings Group, Inc. (formerly known as China Unitech Group, Inc.) (“China Internet Café”, “the Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on March 14, 2006. The Company was a development company from incorporation until the quarter ended June 30, 2010. On July 2, 2010, the Company successfully closed a share exchange transaction with the shareholders of Classic Bond Development Limited, a British Virgin Islands corporation (" Classic Bond"). The Company will operate through its variable interest entities in China to execute the current business plan of those affiliates which involves the operation of a chain of China-based internet cafes, the “Business.” On February 1, 2011, the Company changed its name from China Unitech Group, Inc. to China Internet Cafe Holdings Group, Inc.

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

Classic Bond Development Limited (“Classic Bond”)

Classic Bond Development Limited was incorporated on November 2, 2009 in the British Virgins Islands (“BVI”) with 50,000 authorized common shares with no par value. On November 2, 2009, 50,000 common shares at $0.129 (HK$1) each were issued for $6,452 (HK$50,000) cash to several shareholders including Mr. Guo Dishan who is the 65% equity interest shareholder and the sole director of the Company.

On June 23, 2010, the Company issued 1,950,000 shares of common stock of Classic Bond to 42 individuals for an aggregate of $84,093 (HK$651,721) for 641,046 shares and 1,308,954 shares associated with the reorganization of the Company at a value of $167,519 (HK$1,308,954) which is reflected as contributed capital by existing shareholders of Junlong and the total amount was $251,612. As of June 30, 2010, 2,000,000 shares of Common Stock were issued and outstanding.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

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

Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”)

Zhonghefangda, Classic Bond’s wholly-owned subsidiary, was incorporated in People’s Republic of China (“PRC”) on June 10, 2010 with registered capital of $129,032 (HK$1 million). Zhonghefangda is engaged in provision of management and consulting services and Mr. Guo Dishan is the legal representative of Zhonghefangda.

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened during the year 2012. In total, as of March 31, 2014, we owned 62 internet cafes within Shenzhen, Guangdong.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

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

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of receivables due from related parties, inventories and the estimation of useful lives of plant and machinery and intangibles assets. Actual results could differ from those estimates.

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the binomial valuation model. The methodology based, in part, upon inputs for which there is little or no observable market data requires the Group to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Also see Note 16.

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

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the three months ended March 31, 2014 and 2013, the commission income was $118,445 and $113,611, respectively, less than 1% of total revenue.

(e)	Cost of revenue

Cost of revenue consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafes including rental payments, utilities, value added taxes, and surcharges. Our value added taxes is 3% on gross revenue generated from selling time of internet surfing in our internet cafes. Our other surcharges are an education surcharge of 3% of value added tax amount, city development surcharge of 7% of value added tax amount, a culture development surcharge of 3% of gross revenue, and a snacks and drinks business tax of 5% of gross revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

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

Inventory represents the IC cards we purchased from IC card manufacturers. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

(i)	Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2014, the fair value of cash and cash equivalents, accounts payable, short-term loans, and accrued expenses approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

(k)	Equipment deposits

The Company prepaid equipment deposits to purchase fire protection systems for its new headquarters in Shenzhen in 2012 and the provider did not obtain the inspection of the fire protection system as of March 31, 2014.

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

Leasehold improvements mainly result from decoration expense. All of the Company’s leases have terms of 5 years and leasehold improvements are amortized over 5 years, which represents the shorter of useful life and lease term.

(m)	Intangible Assets

Our intangible assets consist of definite-lived assets subject to amortization such as Business License and Customer Lists. The useful lives of the Business License are 9 to 15 years and we amortize the customer lists over 5 years. We calculate amortization of definite-lived intangible assets on a straight-line basis over the useful lives of the intangible assets. Development cost of internal-use software is insignificant and is recorded as expense in the period such cost occurs.

(n)	Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts received for IC cards. The Outstanding customer balances are $2,427,347 and $2,293,794 as of March 31, 2014 and December 31, 2013, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended March 31, 2014.

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

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740-10-50-2 requires that deferred tax assets and liabilities be recognized for future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Losses incurred by the Company in prior years provide for a net operating loss carry-forward. However, all net operating losses are from the U.S. shell company and we currently anticipate insufficient income to utilize these losses in the future, so the asset balance has been fully reserved for.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

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

The carrying amount of the VIE’s’ assets and liabilities are as follows:

	March 31, 2014	December 31, 2013
Current assets and Long term rental deposit	$44,528,085	$40,805,688
Property, plant and equipment	8,456,330	9,463,574
Intangible assets	49,943	62,008
Total assets	53,034,358	50,331,270
Total liabilities	(12,190,422)	(11,793,939)
Net assets	$40,843,936	$38,537,331

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	March 31, 2014	March 31, 2013	December 31, 2013
Period-end RMB : USD exchange rate	6.1619	-	6.1104
Three months average RMB : USD exchange rate	6.1156	6.2769	-

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

In accordance with the relevant PRC regulations and Zhonghefangda and Junlong’s articles of association, Zhonghefangda and Junlong are required to allocate their respective net income to statutory surplus reserve.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

(v)	Statutory surplus reserves

In accordance with the relevant laws and regulations of the PRC and the articles of associations of Zhonghefandaand Junlong, each is required to allocate 10% of its net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the company, no further allocation is optional.

As of March 31, 2014 and December 31, 2013, the statutory surplus reserves of Zhonghefanda and Junlong reached 50% of the registered capital of the subsidiary and the Company was not required to allocate any further amount to it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(w)	Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year’s presentation.

(x)	Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity.

To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

(1) The private company lessee and the lessor are under common control;

(2) The private company lessee has a leasing arrangement with the lessor;

(3) Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and

(4) If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

The adoption of ASU 2014-07 is not expected to have a material impact on the Company’s financial position or results of operations.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s financial position or results of operations.

3.	Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	March 31,	December 31,
	2014	2013

Cash and cash equivalents at bank	$43,888,083	$40,217,223
Cash on hand	88,926	24,236
	$43,977,009	$40,241,459

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2014 and December 31, 2013, $43,874,908 and $40,204,156 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $2,745 and $2,534 of the Company's cash and cash equivalents were held by Chase Bank, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

4. Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	March 31,	December 31,
	2014	2013

Leasehold improvements	$4,198,764	$4,234,152
Cafe computers equipment and hardware	17,162,774	17,307,427
Cafe furniture and fixtures	2,157,962	2,176,149
Office furniture, fixtures and equipment	352,999	355,974
Motor vehicles	482,635	486,703
	$24,355,134	$24,560,405
Less: Accumulated depreciation	(15,898,804)	(15,096,832)
Property, plant and equipment, net	$8,456,330	$9,463,573

For the three months ended March 31, 2014, depreciation expense amounted to $935,176, of which $912,023 and $23,153 were recorded as cost of sales and general and administrative expense, respectively.

5. Short Term Loan

The short term loan due within one year as of March 31, 2014 and December 31, 2013 consists of the following:

		Interest	March 31,	December 31,
Bank	Loan Period	rate	2014	2013
China Construction Bank	June 13, 2013 to June 12, 2014	9%	$162,288	$163,655

On June 13, 2013, the Company entered into a loan agreement with China Construction Bank for $162,288 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate is approximately 9% and is due on June 12, 2014.

For the three months ended March 31, 2014, the interest expense on this loan was $3,679.

6. Income and Other Taxes Payable

Income and other tax payables consist of the following:

	March 31, 2014	December 31, 2013
Value added taxes	$228,054	$218,231
Income tax	879,184	567,419
Withholding individual income tax payable	4,141	4,064
Other tax payable	238,924	222,100
Total	$1,350,303	$1,011,814

7. Due To Related Party

	March 31,	December 31,
	2014	2013
Mr. Dishan Guo	$3,099,902	$3,063,633

The amount due to Mr. Di Shan Guo is unsecured with no stated interest and is payable on demand. The amount due as of March 31, 2014, represents amounts accumulated since 2007 used to pay daily operating expenses and professional fees.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

8. Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiary and affiliated entity incorporated in the PRC are subject to enterprise income taxes in the PRC. The Company’s applicable enterprise income tax rate in PRC is 25% of its net income.

For the three months ended March 31, 2014 and 2013, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $37.3 million as of March 31, 2014 of the Company’s affiliated entity that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

9. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $3,209 and $2,600 for the three months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, there are 25,689,524 shares of Common Stock issued and outstanding respectively.

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

For each outstanding share of Series A Preferred Stock, dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of March, June, September, and December of each year, commencing September 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance. For the quarter ended September 30 and December 31 of 2012 and from January 1, 2013 to February 22, 2012, dividends have been accrued as dividends payable and are not paid as of March 31, 2014.

The Series A Preferred Stock was not subject to mandatory redemption (except on liquidation) but was redeemable in certain circumstances. Because of the possible redemption conditions, the Series A Preferred Stock was classified as mezzanine equity.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

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

In addition to the holder’s right to convert the Series A Preferred Stock at any time, provided that the Common Stock underlying the Series A Preferred Stock is registered under an effective registration statement or is available for resale under Rule 144, without limitation, all outstanding shares of the Series A Preferred Stock automatically convert into shares of Common Stock at the earlier to occur of (i) February 22, 2013, the 24 month anniversary of the Closing Date of the issuance of the Series A Preferred Stock, or (ii) at such time that the volume-weighted average price of the Company’s Common Stock is equal to or greater than $3.00 (as may be adjusted for any stock splits or combinations of the Common Stock) for a period of ten consecutive trading days and such Common Stock has an average daily trading volume, for ten consecutive trading days, equal to or greater than 50,000 shares.

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

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

10. Stockholders’ Equity (continued)

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At March 31, 2014, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

Placement Agent Fees

In connection with the Offering, the Company paid its placement agents (i) a cash fee of 7% of the gross proceeds from sale of the Units, (ii) a cash management fee of 1% and (iii) a 0.5% non-accountable expense allowance. In addition to these placement agent cash fees aggregating $545,025, the Company paid $181,415 in legal fees and other expenses related to the Offering. After payment of the placement agent cash fees and legal and other expenses, the Company received net proceeds of $5,675,614.

In addition, the placement agents received warrants to purchase such number of securities as is equal to 9% of the aggregate number of shares of common stock issuable in connection with the Units (the “Placement Agent Warrants”). The Placement Agent Warrants expire after three years and are exercisable at the following prices: (i) 427,740 Warrants - $1.35 per share (ii) 85,494 Series A Warrants - $2.00 per share and (iii) 85,494 Series B Warrants - $3.00 per share. The terms of the Warrants, including anti-dilution protection for stock splits and similar events, are similar to the Warrants issued to the Investors, except that the 427,740 Warrants do not permit the Company to call the Warrants.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

10. Stockholders’ Equity (continued)

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

Lock-up Agreement

On the Closing Date, the Company entered into a lock-up agreement (the “Lock-Up Agreement”) with the Stockholder whereby the Stockholder is prohibited from selling our securities that he directly or indirectly owns (the “Lock-Up Shares”) until nine months after the Registration Statement is declared effective (the “Lock-Up Period”). In addition, the Stockholder further agreed that during the 12 months immediately following the Lock-Up Period, the Stockholder will not offer, sell, contract to sell, assign or transfer more than 0.833% of the Lock-Up Shares during each calendar month following the Lock-Up Period, other than engaging in a transfer in a private sale of the Lock-Up Shares if the transferee agrees in writing to be bound by and subject to the terms of the Lock-Up Agreement.

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

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

10. Stockholders’ Equity (continued)

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

On February 14, 2014, the Warrants, the Placement Agent Warrants and the embedded derivative instrument related to the Series A Preferred Stock expired.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

10. Stockholders’ Equity (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

10. Stockholders’ Equity (continued)

Options

On February 27, 2014, the Board approved the Company’s 2014 Incentive Stock Plan (the “2014” Plan). The 2014 Plan provides for grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock purchase offers and other types of stock-based awards to the Company’s employees, officers, directors and consultants. Up to 2,568,952 shares of common stock are issuable pursuant to awards the 2014 Plan. Unless terminated earlier by the Board, the 2014 Plan shall terminate at the close of business on February 26, 2024. As of the date of this report, no shares have been issued under the 2014 Plan.

12.   Commitments and Contingencies

Operating Leases

In the normal course of business, the Company leases office space and internet cafes under operating leases agreements, which expire through 2017. The Company rents internet cafe venues and office space, primarily for regional sales administration offices that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised in the Company's discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

As of March 31, 2014, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2014	$2,008,039
2015	1,520,957
2016	338,029
2017	4,869
$3,871,894

During the three months ended March 31, 2014 and 2013, rent expenses amounted to $656,800 and $853,718, respectively, of which $863,596 and $840,559 were recorded as cost of sales, respectively.

13.   Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the three months ended March 31, 2014 and 2013.

At March 31, 2014 and December 31, 2013, there was one supplier of consignment snacks and drinks in the amount of $210,561 and $227,981, respectively, which accounted for 100% and 100% of the Company’s accounts payable.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

14.   Operating Risk and Uncertainties

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 5. Other financial assets and liabilities do not have material interest rate risk.

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

MARCH 31, 2014 AND DECEMBER 31, 2013

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

	For Three Months Ended March 31,
	2014	2013
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income	$2,609,766	$2,435,241
Dividend on preferred stock	-	(113,836)
Net income used in computing basic earnings per share	$2,609,766	$2,321,405

Basic weighted average shares outstanding	25,689,524	23,219,696
Basic earnings per share	$0.10	$0.10

	For Three Months Ended March 31,
	2014	2013
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income	$2,609,766	$2,321,405
Dividend on preferred stock	-	113,836
Net income used in computing diluted earnings per share	$2,609,766	$2,435,241

Weighted average outstanding shares of common stock	25,689,524	23,219,696
Weighted average preferred stock	-	2,469,828
Diluted weighted average shares outstanding	25,689,524	25,689,524
Diluted earnings per share	$0.10	$0.09

Potential common shares outstanding as of March 31:
Warrants	-	2,498,326
	-	2,498,326

16.	Segment Information

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

17. Subsequent Events

On April 25, 2014, the Company filed a Certificate of Change with the Office of the Secretary of State of Nevada in connection with a one (1)-for-five (5) reverse stock split of its authorized and outstanding shares of common stock, which is to become effective to a date to be determined by the Company subject to FINRA approval. As a result of the reverse stock split, the number of its authorized shares of common stock will be reduced from 100 million to 20 million, and the number of outstanding shares of common stock will be reduced from 25,689,524 to approximately 5,138,001. The Company will not issue fractional shares resulting from the reverse stock split or settle fractional shares by payment in cash; however fractional shares will be rounded up to the nearest whole share. The Company has notified FINRA of the reverse stock split.

As of the date of this report, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), we operate what we believe is the largest Internet Café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 62 internet cafes in high traffic areas. Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our cafes do sell snacks, drinks, and game access cards, more than 96% of our revenue comes directly from selling internet access time to our computers.

During our first quarter of 2014, we focused on operating our existing cafes and cafes relocated in 2012. We expect our future growth to be driven by a number of factors and trends including:

1.	Our ability to improve our service to our customers by providing an enjoyable entertainment environment.
2.	Our ability to optimize our current 62 internet cafes
3.	Our ability to identify and acquire target companies for joint ventures in the coming years

For the three months ended March 31, 2014, our revenue was approximately $7.7 million and our net income was roughly $2.6 million, representing increases of 6% and 7%, respectively, from the revenue of roughly $7.2 million and net income of approximately $2.4 million for the three months ended March 31, 2013.

The discussion below of our performance is based upon our unaudited financial statements for the three months ended March 31, 2014 and 2013, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income. We believe as the Shenzhen municipal government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected by an increase in the availability of the 4G network. We believe, however, that people prefer to play videos and games on a computer’s screen than on the small screen of a cell phone. In addition, young people in the PRC prefer internet cafes since it is a social place for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•	Expansion into South Western Provinces. The Company currently holds a regional(?) internet café chain license. In order to meet the basic requirements of a national internet chain license, the Company's will seek to acquire and open at least 20 internet cafes in two provinces other than Guangdong province. The Company has conducted research in provinces and cities in southwestern China, including Chongqing, Sichuan, Guizhou and Yunnan, and is targeting internet cafes in these areas for acquisition. The Company believes a national license is imperative for the development of a national market.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For Three Months Ended
	March 31,
	2014		2013		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	$7,659,342	100%	$7,198,307	100%	461,035	6%
Cost of revenue	4,087,552	53%	4,076,078	57%	11,474	0%
Gross profit	3,571,790	47%	3,122,229	43%	449,561	14%

Operating Expenses
General and administrative expenses	110,529	1%	271,183	4%	(160,654)	-59%
Total operating expenses	110,529	1%	271,183	4%	(160,654)	-59%

Income from operations	3,461,261	45%	2,851,046	40%	610,215	21%

Non-operating income (expenses)
Change in fair value of derivative financial instrument - preferred stock	-	-	64,280	1%	-64,280	-100%
Change in fair value of derivative financial instrument - warrants	-	-	277,051	4%	-277,051	-100%
Interest income	35,366	-	4,593	-	30,773	670%
Interest expenses	(3,679)	-	(5,240)	-	1,561	-30%
Other expenses	(317)	-	(145)	-	(172)	119%
Total non-operating income (expenses)	31,370	0%	340,539	-	(309,169)	-91%

Net income before income taxes	3,492,631	46%	3,191,585	44%	301,046	9%
Income taxes	882,865	12%	756,344	11%	126,521	17%
Net income attributable to China Internet Cafe Holdings Group, Inc.	2,609,766	34%	2,435,241	34%	174,525	7%

Dividend on preferred stock	-	-	(113,836)	-2%	-	100%
Net income attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$2,609,766	34%	$2,321,405	32%	288,361	12%

Other comprehensive income
Net income	$2,609,766	34%	2,435,241	34%	174,525	7%
Foreign currency translation	(390,114)	-5%	196,692	-	(586,806)	-298%
Net Comprehensive income	$2,219,652	29%	$2,631,933	37%	(412,281)	-16%

Comparison of Three Months Ended March 31, 2014 and 2013

Revenue

Our revenue is primarily generated from sales of prepaid IC cards which include stored value that will be deducted based on time usage of computers at our internet cafes. Our revenue increased approximately $0.5 million, or 6%, from approximately $7.2 million for the three months ended March 31, 2013 to $7.7 million for the three months ended March 31, 2014. The slight increase in revenue was due to the normal fluctuation in business. We will continue to focus on growth within Shenzhen while simultaneously pursuing options for expansion through establishment and acquisition of internet cafes in other cities and provinces.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales for the three months ended March 31, 2014 increased very slightly and was almost the same with the same period of 2013 approximately $4.1 million. We expect the slight increase in our cost of sales will continue in the future as we expect increased value added tax and surcharge based on increased revenue.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Our gross profit increased by approximately $0.5 million, or 14%, to approximately $3.6 million for the three months ended March 31, 2014 from approximately $3.1million for the same period in 2013. Gross profit as a percentage of sales was 47% for the fiscal year ended March 31, 2014, as compared to 43% for the fiscal year of 2013. The increase in our gross profit margin was mainly attributable to the increase in revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of overhead of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses decreased by approximately $0.2 million, or 59%, to approximately $0.1 million for the three months ended March 31, 2014 from approximately $0.3 million for the same period in 2013.

The decrease was primarily due to a decrease of approximately $0.2 million in general and administrative expenses. The decrease in general and administrative expenses was a result of decrease in administrative salaries, rent expense, business entertainment, office expense of approximately $0.3 million and a decrease in professional fees of approximately $0.13 million. We expect that our operating expenses will be stable in the future.

Non-operating Income/Expenses

Our other income decreased by approximately $0.31 million, or 91%, to approximately $0.03 million non-operating income for the three months ended March 31, 2014 from approximately $0.34 million non-operating income for the same period in 2013. The significant decrease was due to the decrease of approximately $0.34 million in the fair value of derivative instruments from income of approximately $0.34 million for the three months ended March 31, 2013 to $-0- for the same period of 2014 as a result of the expiration of all derivative instruments – Warrants in Feb 2014 and the increase of approximately $0.03 million in interest income from approximately $4,593 for the three month ended March 31, 2013 to approximately $0.04 million for the same period of 2014.

Income before Income Taxes

Income before income taxes increased by approximately $0.3 million, or 9%, to approximately $3.5 million for the three months ended March 31, 2014 from approximately $3.2 million for the same period in 2013. The increase in income before income tax was mainly attributable to the increase in revenue.

Income Taxes

Our income taxes increased by approximately $0.1 million to approximately $0.9 million for the three months ended March 31, 2014 from approximately $0.8 million for the same period in 2013. The primary reason for the increase in income taxes was the increase in income before income tax as a result of the increase in revenue.

Net Income

Our net income increased by approximately $0.2 million, or 7%, to approximately $2.6 million for the three months ended March 31, 2014 from approximately $2.4 million for the same period in 2013 as a result of the factors described above. We expect our net profit will be stable in 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of approximately $44.0 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

Cash Flow

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$4,102,609	$3,904,914
Net cash provided (used) by financing activities	-	(159,314)
Effect of foreign currency translation on cash and cash equivalents	(367,059)	149,559
Net cash flows	3,735,550	3,895,159

Operating Activities

Net cash provided by operating activities was approximately $4.1 million for the three months ended March 31, 2014. The cash provided by operating activities was mainly attributable to net income of approximately $2.6 million and increase in deferred revenue of approximately $0.2 million and tax payable of approximately $0.3 million.

Financing Activities

Net cash provided by financing activities was $-0- for the three months ended March 31, 2014. At the end of the first quarter of 2013, the Company paid off a short-term bank loan of approximately $0.16 million (RMB 1,000,000) from China Construction Bank. In June of 2013, the Company took out a new short-term loan of approximately $0.16 million (RMB 1,000,000) from China Construction Bank with and expiration date in June 2014.

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

Cost of goods sold

Cost of revenue consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafes including rental payments, utilities, value added taxes, and surcharges. Our value added taxes is 3% on gross revenue generated from selling time for internet surfing in our internet cafes. Our other surcharges are an education surcharge of 3% of value added tax amount, city development surcharge of 7% of value added tax amount, a culture development surcharge of 3% of gross revenue, and a snacks and drinks business tax of 5% of gross revenue.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from our IC cards. The outstanding customer balances are $2,427,347 and $2,293,794 at March 31, 2014 and December 31, 2013, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the three months ended March 31, 2014.

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

Income taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future differences between the tax basis of assets and liabilities and the financial reporting amounts at each year-end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign currency translation

Assets and liabilities of a company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2014	March 31, 2013	December 31, 2013
Period-end RMB : USD exchange rate	6.1619	-	6.1104
Three months average RMB : USD exchange rate	6.1156	6.2769	-

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Recently issued accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity.

To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

(1) The private company lessee and the lessor are under common control;

(2) The private company lessee has a leasing arrangement with the lessor;

(3) Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and

(4) If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

The adoption of ASU 2014-07 is not expected to have a material impact on the Company’s financial position or results of operations.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2014. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014 as a result of the material weakness identified in our internal control over financial reporting.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be a material weakness. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of March 31, 2014.

2014 Planned Remediation

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel and technical accounting expertise within our accounting department by the end of fiscal year 2014 to resolve non-routine or complex accounting matters.  We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in our Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), which are incorporated by reference into this report.  Prospective investors are encouraged to consider the risks described in our 2013 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Result of Operation contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document*

101.SCH*	XBRL Taxonomy Extension Schema Document*

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document*

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document*

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*

* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: May 15, 2014
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

