Form 10-Q
period 2014-06-30
China Internet Cafe Holdings Group, Inc.
filed 2014-08-14
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 5,138,001 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

1

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$24,802,860	$40,241,459
Rental deposit	180,645	6,606
Equipment deposit	295,043	3,240
Inventory	-	36,200
Deferred tax assets	-	77,646
Total current assets	25,278,548	40,365,151

Property, plant and equipment, net	21,077,021	9,463,573
Intangible assets, net	38,437	62,007
Rental deposit-long-term portion	247,151	456,940
Total assets	$46,641,157	$50,347,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$-	$163,655
Accounts payable	99,494	227,981
Registration penalties payable	641,200	641,200
Deferred revenue	1,627,150	2,293,794
Payroll and payroll related liabilities	351,874	366,619
Income and other taxes payable	205,883	1,011,814
Accrued expenses	473,374	605,029
Amount due to a shareholder	1,647,834	3,063,633
Dividend payable on preferred stock	186,565	186,565
Total current liabilities	5,233,374	8,560,290

Stockholders' Equity:

Common stock ($0.00001 par value, 20,000,000 shares authorized, 5,138,001 shares issued and outstanding as of June 30, 2014 and December 31, 2013#)	51	51
Additional paid-in capital#	5,732,965	5,732,965
Statutory surplus reserves	718,744	718,744
Retained earnings	32,491,164	32,548,107
Accumulated other comprehensive income	2,464,859	2,787,514
Total stockholders’ equity	41,407,783	41,787,381
Total liabilities and stockholders’ equity	$46,641,157	$50,347,671

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$12,365,107	$14,206,846	$4,705,765	$7,008,539
Cost of revenue	8,371,806	8,065,744	4,284,254	3,989,666
Gross profit	3,993,301	6,141,102	421,511	3,018,873
Operating Expenses
General and administrative expenses	250,000	367,049	139,471	95,866
Loss on disposal of equipment	2,932,867	-	2,932,867	-
Total operating expenses	3,182,867	367,049	3,072,338	95,866

Income(loss) from operations	810,434	5,774,053	(2,650,827)	2,923,007

Non-operating income(expenses)
Change in fair value of derivative financial instrument - preferred stock	-	64,280	-	-
Change in fair value of derivative financial instrument - warrants	-	308,050	-	30,999
Interest income	68,880	9,034	33,514	4,441
Interest expense	(7,044)	(5,392)	(3,365)	(152)
Other expenses	(46,851)	(190)	(46,534)	(45)
Total non-operating income(expenses)	14,985	375,782	(16,385)	35,243

Income(loss) before income taxes	825,419	6,149,835	(2,667,212)	2,958,250
Income taxes	882,362	1,488,736	-	732,392
Net income(loss)	(56,943)	4,661,099	(2,667,212)	2,225,858

Dividend on preferred stock	-	(113,836)	-	(113,836)
Net income(loss) attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$(56,943)	$4,547,263	$(2,667,212)	$2,112,022

Other comprehensive income(loss)
Net income(loss)	$(56,943)	$4,661,099	$(2,667,212)	$2,225,858
Foreign currency translation	(322,655)	741,002	67,459	544,310
Total comprehensive income(loss)	$(379,598)	$5,402,101	$(2,599,753)	$2,770,168

Earnings(loss) per share
- Basic	$(0.01)	$0.93 #	$(0.52)	$0.41 #
- Diluted	$(0.01)	$0.91 #	$(0.52)	$0.41 #
Weighted average common stock outstanding
- Basic	5,138,001	4,892,287	5,138,001	5,138,001
- Diluted	5,138,001	5,138,001	5,138,001	5,138,001

# The earnings per share and weighted average number of common shares for June 30, 2013 were retroactively restated to reflect the one-for-five reverse stock split effective on June 16, 2014.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

	Common Stock				Additional				Accumulated Other	Total
	Number of Shares		Amount		Paid-in Capital		Statutory Reserves	Retained Earnings	Comprehensive Income	Stockholders' Equity
Balance at January 1, 2014	5,138,001	#	$51	#	$5,732,965	#	$718,744	$32,548,107	$2,787,514	$41,787,381
Net loss for the period	-		-		-		-	(56,943)	-	(56,943)
Foreign currency translation difference	-		-		-		-	-	(322,655)	(322,655)
Balance at June 30, 2014	5,138,001	#	$51	#	$5,732,965	#	$718,744	$32,491,164	$2,464,859	$41,407,783

# The issued common stock and additional paid-in capital as of January 1, 2014 were retroactively restated to reflect the one-for-five reverse stock split effective on June 16, 2014.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income(loss)	$(56,943)	$4,661,099
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivative financial instrument - preferred stock	-	(64,280)
Change in fair value of derivative financial instrument- warrants	-	(308,050)
Depreciation	2,492,974	1,956,172
Amortization	23,177	19,247
Loss on disposal of equipment	2,932,867	-
Deferred tax assets	77,275	4,097

Changes in operating assets and liabilities:
Rental deposit	32,480	577
Inventory	36,027	(14,635)
Accounts payable	(127,146)	172,975
Deferred revenue	(651,589)	299,023
Payroll and payroll related liabilities	(12,107)	21,173
Income and other taxes payable	(800,583)	54,375
Accrued expenses	(128,686)	158,771
Amount due to a shareholder	(1,408,688)	209,329
Net cash provided by operating activities	2,409,058	7,169,873

Cash flows from investing activities
Purchase of property, plant and equipment	(17,596,414)	(71,753)
Proceeds from the sale of equipment	458,752	-
Deposits paid for property, plant and equipment	(292,563)	-
Net cash used in investing activities	(17,430,225)	(71,753)

Cash flows from financing activities
Proceeds from short term loan	-	161,991
Short term loan repayments	(162,874)	(161,991)
Net cash flows used in financing activities:	(162,874)	-

Effect of foreign currency translation on cash	(254,558)	584,523

Net increase/(decrease) in cash and cash equivalents	(15,438,599)	7,682,643
Cash and cash equivalents - beginning of period	40,241,459	25,818,041
Cash and cash equivalents - end of period	$24,802,860	$33,500,684

Cash paid during the year for:
Interest paid	$7,044	$5,392
Income taxes paid	$1,447,073	$1,409,950

Supplemental disclosures of non-cash transactions:
Dividend payable on preferred stock	$-	$186,565

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

Recapitalization of Classic Bond Development Limited

On July 2, 2010, the Company entered into a share exchange transaction with Classic Bond Development Limited, a British Virgin Islands corporation (“Classic Bond”), and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, China Internet Cafe acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 3,800,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the 4,040,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 994,720 shares of common stock held by the Company’s former majority stockholder. The business, assets and liabilities did not change as a result of the reverse acquisition.

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

Accordingly, all references to common shares of Classic Bond’s common stock have been restated to reflect the equivalent number of China Internet Cafe‘s common shares. In other words, the 2,000,000 Classic Bond shares outstanding are restated as 4,040,000 common shares, as of July 2, 2010. Each share of Classic Bond is restated to 2.2 shares of China Internet Cafe.

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

JUNE 30, 2014 AND DECEMBER 31, 2013

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened during the year 2012. We closed 5 internet cafes in 2014. In total, as of June 30, 2014, we owned 57 internet cafes within Shenzhen, Guangdong.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

Internet café members purchase prepaid IC cards which include stored value or deposit money into members’ SIM cards that will be deducted based on time usage of computers at the internet cafe. Revenues derived from the prepaid IC cards and SIM cards at the internet café are recognized when services are provided. This is based upon the usage of computer time at the internet cafe. Outstanding customer balances in the IC cards and SIM cards are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrease to customer balances. There is no expiration date for IC cards and SIM cards.

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the six months ended June 30, 2014 and 2013, the commission income was $203,995 and $226,456, respectively, less than 1% of total revenue.

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

JUNE 30, 2014 AND DECEMBER 31, 2013

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

Inventory represents the IC cards we purchased from IC card manufacturers. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. In 2014, the Company changed its booking system for sales by using SIM cards and disposed all unused IC cards.

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

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

(k)	Equipment deposits

The Company prepaid equipment deposits amount of $3,217 to purchase fire protection systems for its new headquarters in Shenzhen in 2012 and the provider did not obtain the inspection of the fire protection system as of June 30, 2014.

During the second quarter, the Company paid renovation deposits amount of $291,826 to a contractor for renovating its 17 existing internet cafes.

(l)	Property, plant and equipment

Property, plant and equipment, comprising computer equipment and hardware, leasehold improvements, office furniture and vehicles are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Estimated Useful Lives
Leasehold improvements	5 years
Cafe computer equipment and hardware	2-5 years
Cafe furniture and fixtures	5 years
Office furniture, fixtures and equipment	5 years
Motor vehicles	5 years

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

Deferred revenue represents unused balances of the prepaid amounts received for IC cards. The Outstanding customer balances are $1,627,150 and $2,293,794 as of June 30, 2014 and December 31, 2013, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended June 30, 2014.

(o)	Comprehensive income(loss)

The Company follows the FASB’s accounting standard. Comprehensive income(loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income(loss) for the periods presented includes net income(loss) and foreign currency translation adjustments.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

The carrying amount of the VIE’s’ assets and liabilities are as follows:

	June 30, 2014	December 31, 2013
Current assets and Long term rental deposit	$25,511,147	$40,805,688
Property, plant and equipment	21,077,023	9,463,574
Intangible assets	38,437	62,008
Total assets	46,626,607	50,331,270
Total liabilities	(8,336,278)	(11,793,939)
Net assets	$38,290,329	$38,537,331

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2014	June 30, 2013	December 31, 2013
Period-end RMB : USD exchange rate	6.1552	-	6.1104
Six months average RMB : USD exchange rate	6.1397	6.2395	-

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

(t)	Earnings(loss) per share (EPS)

Earnings(loss) per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income(loss) per share based on basic and diluted net income(loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income(loss) by the weighted average number of shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, preferred stock and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. See Note 15 for details.

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

As of June 30, 2014 and December 31, 2013, the statutory surplus reserves of Zhonghefanda and Junlong reached 50% of the registered capital of the subsidiary and the Company was not required to allocate any further amount to it.

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

JUNE 30, 2014 AND DECEMBER 31, 2013

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

3.	Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	June 30,	December 31,
	2014	2013

Cash and cash equivalents at bank	$24,751,128	$40,217,223
Cash on hand	51,732	24,236
	$24,802,860	$40,241,459

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2014 and December 31, 2013, $24,739,909 and $40,204,156 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $798 and $2,534 of the Company's cash and cash equivalents were held by Chase Bank, respectively.

4. Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	June 30,	December 31,
	2014	2013

Leasehold improvements	$4,584,800	$4,234,152
Cafe computers equipment and hardware	22,017,668	17,307,427
Cafe furniture and fixtures	1,956,394	2,176,149
Office furniture, fixtures and equipment	339,062	355,974
Motor vehicles	483,160	486,703
	$29,381,084	$24,560,405
Less: Accumulated depreciation	(8,304,063)	(15,096,832)
Property, plant and equipment, net	$21,077,021	$9,463,573

For the six months ended June 30, 2014, depreciation expense amounted to $2,492,974, of which $2,454,936 and $38,038were recorded as cost of sales and general and administrative expense, respectively.

5. Loss on Disposal of Equipment

In the second quarter of 2014, the Company has disposed all of its café computers purchased before 2012 and installed 12,659 new café computers. All disposed café computers were sold for RMB 200 each. The proceeds from the disposal of café computers were $458,752 in total. As of June 30, 2014, the loss of disposal of café computers equipment as following:

June 30, 2014
Disposal of cafe computers equipment	$12,290,526
Accumulated deprecation	8,898,907
Proceeds from disposal of café computers equipment	458,752
Loss on disposal of café computers equipment	$2,932,867

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

6. Short Term Loan

The short term loan due within one year as of June 30, 2014 and December 31, 2013 consists of the following:

		Interest	June 30,	December 31,
Bank	Loan Period	rate	2014	2013
China Construction Bank	June 13, 2013 to June 12, 2014	9%	$-	$163,655

On June 13, 2013, the Company entered into a loan agreement with China Construction Bank for $162,288 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate is approximately 9%. The loan was paid in full on June 12, 2014.

For the three and six months ended June 30, 2014, the interest expense on this loan was $7,044 and $3,365, respectively.

7. Income and Other Taxes Payable

Income and other tax payables consist of the following:

	June 30, 2014	December 31, 2013
Value added taxes	$141,717	$218,231
Income tax	(99,814)	567,419
Withholding individual income tax payable	4,878	4,064
Other tax payable	159,102	222,100
Total	$205,883	$1,011,814

8. Due To Related Party

	June 30,	December 31,
	2014	2013
Mr. Dishan Guo	$1,647,834	$3,063,633

The amount due to Mr. Dishan Guo is unsecured with no stated interest and is payable on demand. The amount due as of June 30, 2014, represents amounts accumulated since 2007 used to pay daily operating expenses and professional fees. In May of 2014, amount of $1,415,799 was paid to Mr. Dishan Guo per his demand.

9. Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiary and affiliated entity incorporated in the PRC are subject to enterprise income taxes in the PRC. The Company’s applicable enterprise income tax rate in PRC is 25% of its net income.

For the three and six months ended June 30, 2014 and 2013, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $34.7 million as of June 30, 2014 of the Company’s affiliated entity that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

10. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $6,321 and $5,970 for the six months ended June 30, 2014 and 2013, respectively. The pension expense was $3,112 and $3,370 for the three months ended June 30, 2014 and 2013, respectively.

11. Stockholders’ Equity

Common Stock

On July 2, 2010, China Internet Cafe entered into a share exchange transaction with Classic Bond and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, China Internet Cafe acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 3,800,000 newly issued shares of the Company’s common stock, which represented approximately 94% of the 4,040,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 994,720 shares of common stock held by the Company’s former majority stockholder The business, assets and liabilities did not change as a result of the reverse acquisition.

On June 16, 2014 the Company effected a one (1)-for-five (5) reverse stock split of the Company’s issued and outstanding shares of common stock, decreasing the number of outstanding shares from 25,689,524 to 5,138,001. These statements have been adjusted to reflect this reverse split on a historical pro-forma basis.

As of June 30, 2014 and December 31, 2013, there were 5,138,001 shares of Common Stock issued and outstanding, respectively.

Series A Preferred Stock

On February 16, 2011, the Company filed with the Secretary of State of Nevada, as an amendment to its Articles of Incorporation, a Certificate of Designation, Preferences and Rights for the 5% Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”). On February 22, 2011, the Company issued 854,941 shares of its Series A Preferred Stock.

For each outstanding share of Series A Preferred Stock, dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of March, June, September, and December of each year, commencing September 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance. For the quarter ended September 30 and December 31 of 2012 and from January 1, 2013 to February 22, 2012, dividends have been accrued as dividends payable and are not paid as of June 30, 2014.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

11. Stockholders’ Equity (continued)

On February 22, 2013, in accordance with its terms, all 854,941 shares of Series A Preferred Stock outstanding automatically converted into 854,941shares of common stock.

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

The Company may call the Series A and Series B Warrants for redemption at a redemption price of $0.01 per Warrant share if the shares underlying the Warrants are registered for sale and the volume-weighted average price of the Company’s Common Stock is equal to or greater than $6.00 per share or $9.00 per share, respectively, for a period of ten consecutive trading days and such Common Stock has an average daily trading volume, for ten consecutive trading days, equal to or greater than 15,000 shares per day.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

11. Stockholders’ Equity (continued)

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At June 30, 2014, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

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

In addition, the placement agents received warrants to purchase such number of securities as is equal to 9% of the aggregate number of shares of common stock issuable in connection with the Units (the “Placement Agent Warrants”). The Placement Agent Warrants expire after three years and are exercisable at the following prices: (i) 85,548 Warrants - $1.35 per share (ii) 17,099 Series A Warrants - $2.00 per share and (iii) 85,494 Series B Warrants - $3.00 per share. The terms of the Warrants, including anti-dilution protection for stock splits and similar events, are similar to the Warrants issued to the Investors, except that the 85,548 Warrants do not permit the Company to call the Warrants.

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

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

11. Stockholders’ Equity (continued)

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

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

11. Stockholders’ Equity (continued)

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

Accounting for Series A Preferred Stock

$3,682,473 of the proceeds received was allocated to the carrying value of the Series A Preferred Stock host contract. The 854,940 shares of Series A Preferred Stock have a liquidation value of $5,770,849. Because the Series A Preferred Stock has conditions for its redemption that are outside our control, it is classified outside of Stockholders’ Equity, in the mezzanine section of our balance sheet, in accordance with ASC 480-10-S99-3A. Because the Series A Preferred Stock is not currently redeemable and the Company currently believes that it is not probable that it will become redeemable, no adjustment of the carrying value of the Series A Preferred Stock has been recognized. If it becomes probable that the Series A Preferred Stock will be redeemed, it will be adjusted to its redemption value.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

11. Stockholders’ Equity (continued)

The Company also agreed to place in escrow for issuance to the affiliate a total of 80,000 shares of Common Stock, with 40,000 shares to be released following the completion of a Transaction, 20,000 shares to be released six months after the completion of a Transaction and 20,000 shares to be released 12 months after the completion of a Transaction. In accordance with ASC 505-50-25-7, the Company concluded that the value of the shares should be measured at the date the Transaction was completed because the shares are effectively fully vested as of that date and non-forfeitable and the agreement does not provide for any further specific performance criteria to be met. The Company valued the shares issued at $1.00 per share (based on the quoted market price), resulting in compensation expense for the services rendered and to be rendered of $400,000. The expense related to the services provided and to be provided was recognized over the period from November 22, 2010, the date from which services commenced under the agreement, to the one year anniversary, when the agreement expired. At December 31, 2011, the expense has been fully recognized.

In addition to the above fees, the Company issued 10,000 shares to its legal counsel, in consideration for their introducing the Company to the placement agent. The cost of these shares, which were valued at $5.00 per share (determined as described above) were expensed during the year ended December 31, 2011.

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

Options

On February 27, 2014, the Board approved the Company’s 2014 Incentive Stock Plan (the “2014” Plan). The 2014 Plan provides for grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock purchase offers and other types of stock-based awards to the Company’s employees, officers, directors and consultants. Up to 513,790 shares of common stock are issuable pursuant to awards the 2014 Plan. Unless terminated earlier by the Board, the 2014 Plan shall terminate at the close of business on February 26, 2024. As of the date of this report, no shares have been issued under the 2014 Plan.

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

As of June 30, 2014, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2014	$1,279,213
2015	1,716,362
2016	435,407
2017	4,874
$3,435,856

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

12.   Commitments and Contingencies (continued)

During the three and six months ended June 30, 2014, rent expenses amounted to $637,013 and $1,293,813, respectively, of which $619,430 and $1,258,935 was recorded as cost of sales, respectively.

During the three and six months ended June 30, 2013, rent expenses amounted to $417,479 and $1,271,197, respectively, of which $403,310 and $1,243,869 was recorded as cost of sales, respectively

13.   Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the three and six months ended June 30, 2014 and 2013.

At June 30, 2014 and December 31, 2013, there was one supplier of consignment snacks and drinks in the amount of $99,495 and $227,981, respectively, which accounted for 100% and 100% of the Company’s accounts payable.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

15.	Earnings(loss) per Share

Basic earnings(loss) per share is computed by dividing net income(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings(loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive. The numerators and denominators used in the computations of basic and dilutive earnings(loss) per share are presented in the following table:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2014	2013		2014	2013
BASIC
Numerator for basic earnings(loss) per share attributable to the Company’s common stockholders:
Net income(loss)	$(2,667,212)	$2,225,858		$(56,943)	$4,661,099
Dividend on preferred stock	-	(113,836)		-	(113,836)
Net income(loss) used in computing basic earnings(loss) per share	$(2,667,212)	$2,112,022		$(56,943)	$4,547,263

Basic weighted average shares outstanding	5,138,001	5,138,001		5,138,001	4,892,287
Basic earnings(loss) per share	$(0.52)	$0.41	#	$(0.01)	$0.93	#

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2014	2013		2014	2013
DILUTED
Numerator for diluted earnings(loss) per share attributable to the Company’s common stockholders:
Net income(loss)	$(2,667,212)	$2,112,022		$(56,943)	$4,547,263
Dividend on preferred stock	-	113,836		-	113,836
Net income(loss) used in computing diluted earnings per share	$(2,667,212)	$2,225,858		$(56,943)	$4,661,099

Weighted average outstanding shares of common stock	5,138,001	5,138,001		5,138,001	4,892,287
Weighted average preferred stock	-	-		-	245,714
Diluted weighted average shares outstanding	5,138,001	5,138,001		5,138,001	5,138,001
Diluted earnings(loss) per share	$(0.52)	$0.41	#	$(0.01)	$0.91	#

Potential common shares outstanding as of June 30:
Warrants	-	499,665		-	499,665

# The earnings(loss) per share and weighted average number of common shares for June 30, 2013 were retroactively restated to reflect the one-for-five reverse stock split effective on June 16, 2014.

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

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

17. Subsequent Events

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), we operate what we believe is the largest Internet Café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 57 internet cafes in high traffic areas. Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our cafes do sell snacks, drinks, and game access cards, more than 97% of our revenue comes directly from selling internet access time to our computers.

During the second quarter of 2014, our business environment has become very challenging; we start to show the trend of losing our members; the major causes are as that the 4G is getting popular; more public space provide the free wifi services; the smart phones and mobile games are both getting popular。

We, therefore focused on upgrading our café computers and renovating our existing cafes for a more enjoyable service. We expect our future growth to be driven by a number of factors and trends including:

1.	Our ability to improve our service to our customers by providing an enjoyable entertainment environment.
2.	Our ability to optimize our current 57 internet cafes
3.	Our ability to identify and acquire target companies for joint ventures in the coming years
4	Develop the business opportunities in other business field.

For the three months ended June 30, 2014, our revenue was approximately $4.7 million and our net loss was approximately $2.6 million, representing decreases of 33% and 220%, respectively, from the revenue of approximately $7.0 million and net income of approximately $2.2 million for the three months ended June 30, 2013.

The discussion below of our performance is based upon our unaudited financial statements for the three months ended June 30, 2014 and 2013, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income. We believe as the Shenzhen municipal government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected by an increase in the availability of the 4G network. We believe, however, that people prefer to play videos and games on a computer’s screen than on the small screen of a cell phone. In addition, young people in the PRC prefer internet cafes since it is a social place for them. We expect the preference will continue and provide sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•	Expansion into South Western Provinces. The Company currently holds a regional internet café chain license. In order to meet the basic requirements of a national internet chain license, the Company's will seek to acquire and open at least 20 internet cafes in two provinces other than Guangdong province. The Company has conducted research in provinces and cities in southwestern China, including Chongqing, Sichuan, Guizhou and Yunnan, and is targeting internet cafes in these areas for acquisition. The Company believes a national license is imperative for the development of a national market.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For Three Months Ended
	June 30,
	2014		2013		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	4,705,765	100%	7,008,539	100%	(2,302,774)	-33%
Cost of revenue	4,284,254	91%	3,989,666	57%	294,588	7%
Gross profit	421,511	9%	3,018,873	43%	(2,597,362)	-86%

Operating Expenses
General and administrative expenses	139,471	3%	95,866	1%	43,605	45%
Loss on disposal of equipment	2,932,867	62%	-	-	2,932,867	100%
Total operating expenses	3,072,338	65%	95,866	1%	2,976,472	3105%

Income(Loss) from operations	(2,650,827)	-56%	2,923,007	42%	(5,573,834)	-191%

Non-operating income(expenses)
Change in fair value of derivative financial instrument - warrants	-	-	30,999	0%	(30,999)	-100%
Interest income	33,514	1%	4,441	0%	29,073	655%
Interest expenses	(3,365)	0%	(152)	0%	(3,213)	2114%
Other expenses	(46,534)	-1%	(45)	0%	(46,489)	103309%
Total non-operating income(expenses)	(16,385)	0%	35,243	1%	(51,628)	-146%

Net income(loss) before income taxes	(2,667,212)	-57%	2,958,250	42%	(5,625,462)	-190%
Income taxes	-	-	732,392	10%	(732,392)	-100%
Net income(loss) attributable to China Internet Cafe Holdings Group, Inc.	(2,667,212)	-57%	2,225,858	32%	(4,893,070)	-220%

Dividend on preferred stock	-	-	(113,836)	-2%	113,836	100%
Net income(loss) attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	(2,667,212)	-57%	2,112,022	30%	(4,779,234)	-226%

Other comprehensive income(loss)
Net income(loss)	(2,667,212)	-57%	2,225,858	32%	(4,893,070)	-220%
Foreign currency translation	67,459	1%	544,310	8%	(476,851)	-88%
Net Comprehensive income(loss)	(2,599,753)	-55%	2,770,168	40%	(5,369,921)	-194%

Comparison of Three Months Ended June 30, 2014 and 2013

Revenue

Our revenue is primarily generated from sales of prepaid IC cards and SIM cards which include stored value that will be deducted based on time usage of computers at our internet cafes. Our revenue decreased approximately $2.3 million, or 33%, from approximately $7.0 million for the three months ended June 30, 2013 to $4.7 million for the three months ended June 30, 2014. The decrease in revenue was due to our decreased business hours in the second quarter of 2014 compared with the same period of 2013. We fully closed 5 existing internet cafes located in areas with many new internet cafes in April and temporarily closed another 17 existing internet cafes for renovation during the second quarter in order to provide good entertainment environments to our customers. The 9 out of 17 renovated internet cafes were reopened in June 2014 and another 8 out of 17 renovated internet cafes were reopened in July and August of 2014. We will expect a recover in revenue after the renovation process.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue.

Our cost of sales for the three months ended June 30, 2014 increased approximately $0.3 million from approximately $4.3 million compared with the same period of 2013 approximately $4.0 million. The increase was mainly generated from an increase in depreciation expenses of our new installed café computers. We installed 12,659 new café computers and disposed all café computers installed before 2012 in the second quarter. Due to the prompt development of computer technology, we changed our depreciation period for new café computers from 5 years to 2 years. We expect the increase in our cost of sales will continue in the future as we expect increased depreciation expenses in our new café computers.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Our gross profit decreased by approximately $2.6 million, or 86%, to approximately $0.4 million for the three months ended June 30, 2014 from approximately $3.0 million for the same period in 2013. Gross profit as a percentage of sales was 9% for the fiscal year ended June 30, 2014, as compared to 43% for the fiscal year of 2013. The decrease in our gross profit margin was mainly attributable to the decrease in revenue and increase in cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses and loss on disposal of equipment. General and administrative expenses mainly consist of the overhead of our headquarters in Shenzhen and fees paid to legal counsel, auditors, and consultants. Our operating expenses increased by approximately $2.98 million, or 3105%, to approximately $3.07 million for the three months ended June 30, 2014 from approximately $0.09 million for the same period in 2013. The increase was primarily due to an increase of approximately $2.92 million in loss on disposal of equipment. During second quarter, we installed 12,659 new café computers and disposed of all café computers installed before 2012. The proceeds from disposal of café computers were RMB 200 each and approximately $0.46 million in total. We expect that our operating expenses will be stable in the future.

Non-operating Income(Expenses)

Our non-operating expenses increased by approximately $0.05 million, or 146%, to approximately $0.02 million non-operating expenses for the three months ended June 30, 2014 from approximately $0.03 million non-operating income for the same period in 2013. The increase in expenses was due to a decrease in income of approximately $0.03 million in the fair value of derivative instruments from income of approximately $0.03 million for the three months ended June 30, 2013 to $-0- for the same period of 2014 as a result of the expiration of all derivative instruments – Warrants in February 2014 and an increase of other expenses of approximately $0.05 million, including a penalty for early lease termination of our 5 closed internet cafes in the amount of approximately $0.03 million and disposal of unused IC cards. We used a new sales booking system - SIM cards instead of prepaid IC cards, and all unused IC cards were disposed of in the second quarter of 2014.

Income(loss) before Income Taxes

Income before income taxes decreased by approximately $5.6 million, or 190%, to an approximately $2.7 million loss for the three months ended June 30, 2014 from approximately $2.9 million for the same period in 2013. The decrease in income before income tax was mainly attributable to decrease in revenue and loss on disposal of café computers.

Income Taxes

Our income taxes decreased by approximately $0.7 million to approximately $-0- million for the three months ended June 30, 2014 from approximately $0.7 million for the same period in 2013. The primary reason for the decrease in income taxes was the loss before income tax as a result of loss on disposal of café computers.

Net Income(Loss)

Our net income decreased by approximately $4.8 million, or 220%, to approximately $2.7 million loss for the three months ended June 30, 2014 from approximately $2.1 million income for the same period in 2013 as a result of the factors described above. We expect our net profit will be stable in the future.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	For Six Months Ended
	June 30
	2014		2013		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	12,365,107	100%	14,206,846	100%	(1,841,739)	-13%
Cost of revenue	8,371,806	68%	8,065,744	57%	306,062	4%
Gross profit	3,993,301	32%	6,141,102	43%	(2,147,801)	-35%

Operating Expenses
General and administrative expenses	250,000	2%	367,049	3%	(117,049)	-32%
Loss on disposal of equipment	2,932,867	-	-	-	2,932,867	10%
Total operating expenses	3,182,867	26%	367,049	3%	2,815,818	767%

Income from operations	810,434	7%	5,774,053	41%	(4,963,619)	-86%

Non-operating income(expenses)
Change in fair value of derivative financial instrument - preferred stock	-	-	64,280	0%	(64,280)	-100%
Change in fair value of derivative financial instrument - warrants	-	-	308,050	2%	(308,050)	-100%
Interest income	68,880	-	9,034	-	59,846	662%
Interest expenses	(7,044)	-	(5,392)	-	(1,652)	31%
Other expenses	(46,851)	-	(190)	-	(46,661)	24558%
Total non-operating income	14,985	0%	375,782	-	(360,797)	-96%

Net income before income taxes	825,419	7%	6,149,835	43%	(5,324,416)	-87%
Income taxes	882,362	7%	1,488,736	10%	(606,374)	-41%
Net income(Loss) attributable to China Internet Cafe Holdings Group, Inc.	(56,943)	0%	4,661,099	33%	(4,718,042)	-101%

Dividend on preferred stock	-	-	(113,836)	-1%	-	100%
Net income(Loss) attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	(56,943)	0%	4,547,263	32%	(4,604,206)	-101%

Other comprehensive income(loss)
Net income(loss)	(56,943)	0%	4,661,099	33%	(4,718,042)	-101%
Foreign currency translation	(322,655)	-3%	741,002	-	(1,063,657)	-144%
Net Comprehensive income(loss)	(379,598)	-3%	5,402,101	38%	(5,781,699)	-107%

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

Revenue

Our revenue is primarily generated from sales of prepaid IC cards and SIM cards which include stored value that will be deducted based on time usage of computers at the internet cafe. Sales revenue decreased approximately $1.8 million, or 13%, from approximately $14.2 million for the six months ended June 30, 2013 to approximately $12.4 million for the same period ended June 30, 2014. The decrease in revenue was mainly due to our decreased business hours in the second quarter of 2014 compared with the same period of 2013. We fully closed 5 existing internet cafes located in areas with many new internet cafes in April and temporarily closed another 17 existing internet cafes for renovation during the second quarter in order to provide good entertainment environments to our customers. The 9 out of 17 renovated internet cafes were reopened in June 2014 and another 8 out of 17 renovated internet cafes were reopened in July and August of 2014. We expect revenues to return to prior levels after the renovation process.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue.

Our cost of sales increased by approximately $0.3 million, or 4%, to approximately $8.4 million for the six months ended June 30, 2014 from approximately $8.1 million for the same period in 2013. The increase was primarily a result of an increase in depreciation expenses of our new installed café computers. In 2014, we installed 12,659 new café computers and disposed of all café computers installed before 2012. Due to the prompt development of computer technology, we changed our depreciation period for new café computers from 5 years to 2 years. We expect the increase in our cost of sales will continue in the future as we expect increased depreciation expenses in our new café computers.

Gross Profit

Gross profit decreased by approximately $2.2 million, or 35%, to approximately $4.0 million for the six months ended June 30, 2014 from approximately $6.1 million for the same period in 2013. Gross profit as a percentage of sales was 32% for the six months ended June 30, 2014, as compared to 43% for the same period in 2013. The decrease in our gross profit margin was mainly attributable to decrease in revenue and increase in cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of the overhead of our headquarters in Shenzhen and fees paid to legal counsel, auditors, and consultants. Our operating expenses increased by approximately $2.8 million, or 767%, to approximately $3.2 million for the six months ended June 30, 2014 from approximately $0.4 million for the same period in 2013. The increase was primarily due to an increase of approximately $2.92 million in loss on disposal of equipment. In 2014, we installed 12,659 new café computers and disposed of all café computers installed before 2012. The proceeds from disposal of café computers were RMB 200 each and approximately $0.46 million in total. We expect that our operating expenses will be stable in the future.

Non-operating Income/Expenses

Our other income decreased by approximately $0.36 million, or 96%, to approximately $0.01 million non-operating income for the six months ended June 30, 2014 from approximately $0.37 million non-operating income for the same period in 2013.  The increase in expenses was due to a decrease in income of approximately $0.37 million in the fair value of derivative instruments from income of approximately $0.37 million for the three months ended June 30, 2013 to $-0- for the same period of 2014 as a result of the expiration of all derivative instruments – Warrants in February 2014 .

Income before Income Taxes

Income before income taxes decreased by approximately $5.3 million, or 87%, to approximately $0.8 million for the six months ended June 30, 2014 from approximately $6.1 million for the same period in 2013. The decrease in income before income tax was mainly attributable to the decrease in revenue, increase in cost of revenue, and loss on disposal of café computers.

Income Taxes

We are subject to U.S. federal income tax, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC. Our income taxes decreased by approximately $0.6 million or 41% to approximately $0.9 million for the six months ended June 30, 2014 from approximately $1.5 million for the same period in 2013. The primary reason for the decrease in income taxes was the decrease in income before income tax.

Net Income(loss)

Our net income decreased by approximately $4.7 million, or 101%, to a loss of approximately $0.06 million for the six months ended June 30, 2014 from an income of approximately $4.66 million for the same period in 2013 as a result of the factors described above. We expect our net profit will be stable in the future.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of approximately $24.8 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

Cash Flow

	Three Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$2,409,058	$7,169,873
Net cash used in investing activities	(17,430,225)	(71,753)
Net cash used in financing activities	(162,874)	-
Effect of foreign currency translation on cash and cash equivalents	(254,558)	584,523
Net cash flows	(15,438,599)	7,682,643

Operating Activities

Net cash provided by operating activities was approximately $2.4 million for the six months ended June 30, 2014 compared with approximately $7.2 million for the same period of 2013. The decrease in cash provided by operating activities was mainly attributable to a decrease in gross profit approximately $2.1 million, loss on disposal of café computers approximately $2.9 million, and higher depreciation expenses for our new café computers. We changed our depreciation period for our new café computers from 5 years to 2 years and had higher depreciation expenses compared to the same period of 2013.

Investing Activities

Net cash used in investing activities was approximately $17.4 million for the six months ended June 30, 2014 compared with approximately $0.07 million for the same period of 2013. During the second quarter of 2014, we purchased 12,659 new café computers for approximately $17.6 million and paid renovation deposits of approximately $0.3 million to a contractor for renovating our 17 existing internet café.

Financing Activities

Net cash used in financing activities was $0.16 million for the six months ended June 30, 2014 compared with $-0- for the same period of 2013. In June of 2014, we paid off our short-term loan of approximately $0.16 million (RMB 1,000,000) on its due date. In June of 2013, we took out a new short-term loan of approximately $0.16 million (RMB 1,000,000) after we paid off a short-term loan of approximately $0.16 million on its due date.

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

Revenue recognition

Internet café members purchase prepaid IC cards/SIM cards, which include stored value that will be deducted based on time usage of computers at the internet café. Revenues derived from the prepaid IC cards/SIM cards at the internet café are recognized when services are provided. This is based upon usage of computer time at the internet café. Outstanding customer balances in the IC cards/SIM cards are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrement to customer balances. There is no expiration date for IC cards.

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

Estimated Useful Lives
Leasehold improvement	5 years
Café computer equipment and hardware	2-5 years
Café furniture and fixtures	5 years
Office furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Leasehold improvements mainly result from decoration expenses. All of our lease contracts state that lease terms are for 5 years and leasehold improvements are amortized over 5 years, which represents the shorter of useful life and lease term.

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from our IC cards/SIM cards. The outstanding customer balances are $1,627,150 and $2,293,794 at June 30, 2014 and December 31, 2013, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the six months ended June 30, 2014.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2014	June 30, 2013	December 31, 2013
Period-end RMB : USD exchange rate	6.1552	-	6.1104
Three months average RMB : USD exchange rate	6.1397	6.2395	-

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2014. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014 as a result of the material weakness identified in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

  ___

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

Date: August 14, 2014
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

