Form 10-Q
period 2014-09-30
China Internet Cafe Holdings Group, Inc.
filed 2014-11-12
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 5,538,002 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$23,351,691	$40,241,459
Rental deposit	230,523	6,606
Equipment deposit	3,218	3,240
Inventory	-	36,200
Deferred tax assets	-	77,646
Total current assets	23,585,432	40,365,151

Property, plant and equipment, net	18,993,346	9,463,573
Intangible assets, net	26,886	62,007
Rental deposit-long-term portion	197,397	456,940
Total assets	$42,803,061	$50,347,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$-	$163,655
Accounts payable	82,308	227,981
Registration penalties payable	641,200	641,200
Deferred revenue	1,481,292	2,293,794
Payroll and payroll related liabilities	349,524	366,619
Income and other taxes payable	96,879	1,011,814
Accrued expenses	387,450	605,029
Amount due to a shareholder	1,710,847	3,063,633
Dividend payable on preferred stock	186,565	186,565
Total current liabilities	4,936,065	8,560,290

Stockholders' Equity:
Common stock ($0.00001 par value, 20,000,000 shares authorized, 5,538,002 and 5,138,002 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	55	51
Additional paid-in capital	6,232,961	5,732,965
Statutory surplus reserves	718,744	718,744
Retained earnings	28,432,631	32,548,107
Accumulated other comprehensive income	2,482,605	2,787,514
Total stockholders’ equity	37,866,996	41,787,381
Total liabilities and stockholders’ equity	$42,803,061	$50,347,671

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$13,788,938	$21,166,465	$1,423,831	$6,959,619
Cost of revenue	13,148,341	12,045,782	4,776,535	3,980,038
Gross profit	640,597	9,120,683	(3,352,704)	2,979,581
Operating Expenses
General and administrative expenses	880,916	512,795	630,916	145,746
Loss on disposal of equipment	2,930,003	-	-	-
Total operating expenses	3,810,919	512,795	630,916	145,746

Income (loss) from operations	(3,170,322)	8,607,888	(3,983,620)	2,833,835

Non-operating income
Change in fair value of derivative financial instrument - preferred stock	-	64,280	-	-
Change in fair value of derivative financial instrument - warrants	-	310,173	-	2,123
Interest income	90,194	13,630	21,314	4,596
Interest expense	(7,037)	(9,116)	-	(3,724)
Other expenses	(46,842)	(232)	9	(42)
Total non-operating income	36,315	378,735	21,323	2,953

Income (Loss) before income taxes	(3,134,007)	8,986,623	(3,962,297)	2,836,788
Income taxes	981,469	2,207,690	-	718,954
Net income/(loss)	(4,115,476)	6,778,933	(3,962,297)	2,117,834

Dividend on preferred stock	-	(113,836)	-	(113,836)
Net income (loss) attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$(4,115,476)	$6,665,097	$(3,962,297)	$2,003,998

Other comprehensive income (loss)
Net income (loss)	$(4,115,476)	$6,778,933	$(3,962,297)	$2,117,834
Foreign currency translation	(304,909)	978,856	17,746	237,854
Total comprehensive income (loss)	$(4,420,385)	$7,757,789	$(3,944,551)	$2,355,688

Earnings (loss) per share
- Basic	$(0.78)	$1.34 #	$(0.72)	$0.39
- Diluted	$(0.78)	$1.32 #	$(0.72)	$0.39
Weighted average common stock outstanding
- Basic	5,258,148	4,975,653	5,494,524	5,137,905
- Diluted	5,258,148	5,137,905	5,494,524	5,137,905

# The earnings per share and weighted average number of common shares for September 30, 2013 were retroactively restated to reflect the one-for-five reverse stock split effective on June 16, 2014.

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2014	5,138,002	$51	$5,732,965	$718,744	$32,548,107	$2,787,514	$41,787,381
Net income (loss) for the period	-	-	-	-	(4,115,476)	-	(4,115,476)
Issuance of common stock	400,000	4	499,996	-	-	-	500,000
Foreign currency translation difference	-	-	-	-	-	(304,909)	(304,909)
Balance at September 30, 2014	5,538,002	$55	$6,232,961	$718,744	$28,432,631	$2,482,605	$37,866,996

# The issued common stock and additional paid-in capital as of January 1, 2014 were retroactively restated to reflect the one-for-five reverse stock split effective on June 16, 2014.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(4,115,476)	$6,778,933
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of derivative financial instrument - preferred stock	-	(64,280)
Change in fair value of derivative financial instrument- warrants	-	(310,173)
Advisory fee	500,000	-
Depreciation	5,167,553	2,909,561
Amortization	34,732	28,952
Loss on disposal of equipment	2,930,004	-
Deferred tax assets	77,200	3,138

Changes in operating assets and liabilities:
Rental deposit	32,449	579
Inventory	35,992	(19,425)
Accounts payable	(144,260)	212,175
Deferred revenue	(797,470)	548,909
Payroll and payroll related liabilities	(14,551)	11,819
Income and other taxes payable	(909,002)	337,936
Accrued expenses	(214,699)	140,795
Amount due to a shareholder	(1,343,754)	264,146
Net cash provided by operating activities	1,238,718	10,843,065

Cash flows from investing activities
Purchase of property, plant and equipment	(18,163,789)	(72,056)
Proceeds from the sale of equipment	458,304	-
Net cash used in investing activities	(17,705,485)	(72,056)

Cash flows from financing activities
Proceeds from short term loan	-	161,991
Short term loan repayments	(162,715)	(161,991)
Net cash flows used in financing activities:	(162,715)	-

Effect of foreign currency translation on cash	(260,286)	791,421

Net increase/(decrease) in cash and cash equivalents	(16,889,768)	11,562,430
Cash and cash equivalents - beginning of period	40,241,459	25,818,041
Cash and cash equivalents - end of period	$23,351,691	$37,380,471

Cash paid during the year for:
Interest paid	$7,037	$9,116
Income taxes paid	$1,443,851	$1,409,950

Supplemental disclosures of non-cash transactions:
Dividend payable on preferred stock	$-	$186,565

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened during the year 2012. We closed 5 internet cafes in 2014. In total, as of September 30, 2014, we owned 57 internet cafes within Shenzhen, Guangdong.

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

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the nine months ended September 30, 2014 and 2013, the commission income was $238,637 and $338,798, respectively, less than 2% of total revenue.

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

The Company prepaid equipment deposits amount of $3,218 to purchase fire protection systems for its new headquarters in Shenzhen in 2012 and the provider did not obtain the inspection of the fire protection system as of September 30, 2014.

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

Deferred revenue represents unused balances of the prepaid amounts received for IC cards. The Outstanding customer balances are $1,481,292 and $2,293,794 as of September 30, 2014 and December 31, 2013, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended September 30, 2014.

(o)	Comprehensive income (loss)

The Company follows the FASB’s accounting standard. Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income (loss) for the periods presented includes net income (loss) and foreign currency translation adjustments.

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

The carrying amount of the VIE’s’ assets and liabilities are as follows:

	September 30, 2014	December 31, 2013
Current assets and Long term rental deposit	$23,753,529	$40,805,688
Property, plant and equipment	18,993,347	9,463,574
Intangible assets	26,886	62,008
Total assets	42,773,762	50,331,270
Total liabilities	(7,977,628)	(11,793,939)
Net assets	$34,796,134	$38,537,331

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	September 30, 2014	September 30, 2013	December 31, 2013
Period-end RMB : USD exchange rate	6.1534	-	6.1104
Nine months average RMB : USD exchange rate	6.1457	6.2132	-

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

(t)	Earnings (loss) per share (EPS)

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

As of September 30, 2014 and December 31, 2013, the statutory surplus reserves of Zhonghefanda and Junlong reached 50% of the registered capital of the subsidiary and the Company was not required to allocate any further amount to it.

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

The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s financial position or results of operations.

3.	Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	September 30,	December 31,
	2014	2013

Cash and cash equivalents at bank	$23,342,624	$40,217,223
Cash on hand	9,067	24,236
	$23,351,691	$40,241,459

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2014 and December 31, 2013, $23,316,657 and $40,204,156 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $15,551 and $2,534 of the Company's cash and cash equivalents were held by Chase Bank, respectively.

4.	Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	September 30,	December 31,
	2014	2013

Leasehold improvements	$5,169,965	$4,234,152
Cafe computers equipment and hardware	22,024,109	17,307,427
Cafe furniture and fixtures	1,956,967	2,176,149
Office furniture, fixtures and equipment	339,161	355,974
Motor vehicles	483,302	486,703
	$29,973,504	$24,560,405
Less: Accumulated depreciation	(10,980,158)	(15,096,832)
Property, plant and equipment, net	$18,993,346	$9,463,573

For the nine months ended September 30, 2014, depreciation expense amounted to $5,167,553, of which $4,950,888 and $216,665 were recorded as cost of sales and general and administrative expense, respectively.

5.	Loss on Disposal of Equipment

In the second quarter of 2014, the Company has disposed all of its café computers purchased before 2012 and installed 12,659 new café computers. All disposed café computers were sold for RMB 200 each. The proceeds from the disposal of café computers were $458,304 in total. As of September 30, 2014, the loss of disposal of café computers equipment as following:

September 30, 2014
Disposal of cafe computers equipment	$12,278,527
Accumulated deprecation	8,890,219
Proceeds from disposal of café computers equipment	458,304
Loss on disposal of café computers equipment	$2,930,004

6.	Short Term Loan

The short term loan due within one year as of September 30, 2014 and December 31, 2013 consists of the following:

		Interest	September 30,	December 31,
Bank	Loan Period	rate	2014	2013
China Construction Bank	June 13, 2013 to June 12, 2014	9%	$-	$163,655

On June 13, 2013, the Company entered into a loan agreement with China Construction Bank for $162,288 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate is approximately 9%. The loan was paid in full on June 12, 2014.

For the three and nine months ended September 30, 2014, the interest expense on this loan was $-0- and $7,037, respectively.

7.	Income and Other Taxes Payable

Income and other tax payables consist of the following:

	September 30, 2014	December 31, 2013
Value added taxes	$43,023	$218,231
Income tax	-	567,419
Withholding individual income tax payable	5,555	4,064
Other tax payable	48,301	222,100
Total	$96,879	$1,011,814

8.	Due To Related Party

	September 30,	December 31,
	2014	2013
Mr. Dishan Guo	$1,710,847	$3,063,633

The amount due to Mr. Dishan Guo is unsecured with no stated interest and is payable on demand. The amount due as of September 30, 2014, represents amounts accumulated since 2007 used to pay daily operating expenses and professional fees. In May of 2014, $1,507,429 was paid to Mr. Dishan Guo per his demand.

9.	Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiary and affiliated entity incorporated in the PRC are subject to enterprise income taxes in the PRC. The Company’s applicable enterprise income tax rate in PRC is 25% of its net income.

For the three and nine months ended September 30, 2014 and 2013, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $31.2 million as of September 30, 2014 of the Company’s affiliated entity that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

10.	Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $9,223 and $9,506 for the nine months ended September 30, 2014 and 2013, respectively. The pension expense was $2,902 and $3,536 for the three months ended September 30, 2014 and 2013, respectively.

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

On June 16, 2014 the Company effected a one (1)-for-five (5) reverse stock split of the Company’s issued and outstanding shares of common stock, decreasing the number of outstanding shares from 25,689,524 to 5,138,002. These statements have been adjusted to reflect this reverse split on a historical pro-forma basis.

As of September 30, 2014 and December 31, 2013, there were 5,538,002 and 5,138,002 shares of Common Stock issued and outstanding, respectively.

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At September 30, 2014, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

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

On January 31, 2014, the Company entered into a 12 month Consultancy Agreement with Apex Marketing holding, under which Apex Marketing holding agreed to render financial advisory, acquisitions, and related matter services to the Company. As compensation for its services, the Company issued 400,000 shares to Apex Marketing holding for paying its fees $500,000. Payment of its fees commenced on July 10, 2014.

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

As of September 30, 2014, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2014	$597,848
2015	1,384,056
2016	261,964
2017	4,875
$2,248,743

During the three and nine months ended September 30, 2014, rent expenses amounted to $638,047 and $1,931,860, respectively, of which $618,450and $1,877,385 was recorded as cost of sales, respectively.

During the three and nine months ended September 30, 2013, rent expenses amounted to $877,862 and $2,149,059, respectively, of which $863,596 and $2,107,465 was recorded as cost of sales, respectively

13.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the three and six months ended September 30, 2014 and 2013.

At September 30, 2014 and December 31, 2013, there was one supplier of consignment snacks and drinks in the amount of $82,308 and $227,981, respectively, which accounted for 100% and 100% of the Company’s accounts payable.

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

The Chinese government began tightening its regulation of internet cafes in 2001. In particular, a large number of unlicensed internet cafes have been closed. In addition, the Chinese government has imposed higher capital (RMB 10,000,000 is required for a regional internet café chain and RMB 50,000,000 is required for a national internet café chain) and facility requirements for the establishment of internet cafes. Furthermore, the Chinese government’s policy, which encourages the development of a limited number of national and regional internet cafe chains and discourages the establishment of independent internet cafes, may slow down the growth of internet cafes. Recently, the Ministry of Culture, together with other government authorities, issued a joint notice suspending the issuance of new internet cafe chain licenses. Any intensified government regulation of internet cafes could restrict our ability to maintain and expand our internet cafes.

Currently, the Company uses only one internet service provider. However, there are other internet service providers available to the Company. The management of the Company believes that the risk of loss of internet services is not that high because other service providers are available to the Company.

15.	Earnings (loss) per Share

Basic earnings(loss) per share is computed by dividing net income(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings(loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive. The numerators and denominators used in the computations of basic and dilutive earnings (loss) per share are presented in the following table:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
BASIC
Numerator for basic earnings (loss) per share attributable to the Company’s common stockholders:
Net income (loss)	$(3,962,297)	$2,117,834	$(4,115,476)	$6,778,933
Dividend on preferred stock	-	(113,836)	-	(113,836)
Net income (loss) used in computing basic earnings per share	$(3,962,297)	$2,003,998	$(4,115,476)	$6,665,097

Basic weighted average shares outstanding	5,494,524	5,137,905	5,258,148	4,975,653
Basic earnings per share	$(0.72)	$0.39	$(0.78)	$1.34

	For The Three Months Ended		For The Nine Months Ended ,
	September 30,		September 30,
	2014	2013	2014	2013
DILUTED
Numerator for diluted earnings (loss) per share attributable to the Company’s common stockholders:
Net income (loss)	$(3,962,297)	$2,003,998	$(4,115,476)	$6,665,097
Dividend on preferred stock	-	113,836	-	113,836
Net income (loss) used in computing diluted earnings per share	$(3,962,297)	$2,117,834	$(4,115,476)	$6,778,933

Weighted average outstanding shares of common stock	5,494,524	5,137,905	5,258,148	4,975,653
Weighted average preferred stock	-	-	-	162,252
Diluted weighted average shares outstanding	5,494,524	5,137,905	5,258,148	5,137,905
Diluted earnings (loss) per share	$(0.72)	$0.39	$(0.78)	$1.32

Potential common shares outstanding as of September 30:
Warrants	-	499,665	-	499,665

# The earnings (loss) per share and weighted average number of common shares for September 30, 2013 were retroactively restated to reflect the one-for-five reverse stock split effective on June 16, 2014.

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

From the second quarter to third quarter of 2014, our business environment has become very challenging; we start to show the trend of losing our members; the major causes are as that the 4G is getting popular; more public space provide the free Wi-Fi services; the smart phones and mobile games are both getting popular.

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

For the three months ended September 30, 2014, our revenue was approximately $1.4 million and our net loss was approximately $4.0 million, representing decreases of 80% and 287%, respectively, from the revenue of approximately $7.0 million and net income of approximately $2.1 million for the three months ended September 30, 2013.

The discussion below of our performance is based upon our unaudited financial statements for the three and nine months ended September 30, 2014 and 2013, which are included in this report.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For Three Months Ended
	September 30,
	2014		2013		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	$1,423,831	100%	$6,959,619	100%	(5,535,788)	-80%
Cost of revenue	4,776,535	335%	3,980,038	57%	796,497	20%
Gross profit (loss)	(3,352,704)	-235%	2,979,581	43%	(6,332,285)	-213%

Operating Expenses
General and administrative expenses	630,916	44%	145,746	2%	485,170	333%
Total operating expenses	630,916	44%	145,746	2%	485,170	333%

Income (Loss) from operations	(3,983,620)	-280%	2,833,835	41%	(6,817,455)	-241%

Non-operating income (expenses)
Change in fair value of derivative financial instrument - warrants	-	-	2,123	0%	(2,123)	-100%
Interest income	21,314	1%	4,596	0%	16,718	364%
Interest expenses	-	0%	(3,724)	0%	3,724	-100%
Other expenses	9	0%	(42)	0%	51	-121%
Total non-operating income (expenses)	21,323	1%	2,953	0%	18,370	622%

Net income (loss) before income taxes	(3,962,297)	-278%	2,836,788	41%	(6,799,085)	-240%
Income taxes	-	-	718,954	10%	(718,954)	-100%
Net income (loss) attributable to China Internet Cafe Holdings Group, Inc.	(3,962,297)	-278%	2,117,834	30%	(6,080,131)	-287%

Dividend on preferred stock	-	-	(113,836)	-2%	113,836	100%
Net income (loss) attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$(3,962,297)	-278%	$2,003,998	29%	(5,966,295)	-298%

Other comprehensive income (loss)
Net income (loss)	$(3,962,297)	-278%	2,117,834	30%	(6,080,131)	-287%
Foreign currency translation	17,746	1%	237,854	3%	(220,108)	-93%
Net Comprehensive income (loss)	$(3,944,551)	-277%	$2,355,688	34%	(6,300,239)	-267%

Comparison of Three Months Ended September 30, 2014 and 2013

Revenue

Our revenue is primarily generated from sales of prepaid IC cards and SIM cards which include stored value that will be deducted based on time usage of computers at our internet cafes. Our revenue decreased approximately $5.5 million, or 80%, from approximately $6.9 million for the three months ended September 30, 2013 to $1.4 million for the three months ended September 30, 2014. The decrease in revenue was due to our decreased business hours in the third quarter of 2014 compared with the same period of 2013. We fully closed 5 existing internet cafes located in areas with many new internet cafes in April, temporarily closed 17 existing internet cafes for renovation during the second quarter in order to provide good entertainment environments to our customers, and temporarily closed 20 existing internet cafes in order to strengthen internet cafes’ fire safety management required by Shenzhen government during the third quarter. We will expect a recover in revenue when we reopen our 37 temporarily closed internet cafes as soon as they pass the fire safety inspections performed by Shenzhen Government.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue.

Our cost of sales for the three months ended September 30, 2014 increased approximately $0.8 million from approximately $4.8 million compared with the same period of 2013 approximately $4.0 million. The increase was mainly generated from an increase in depreciation expenses of our new installed café computers. We installed 12,659 new café computers and disposed all café computers installed before 2012 in the second quarter. Due to the prompt development of computer technology, we changed our depreciation period for new café computers from 5 years to 2 years. We expect the increase in our cost of sales will continue in the future as we expect increased depreciation expenses in our new café computers.

Gross Profit (Loss)

Gross profit (loss) is the difference between revenue and cost of revenue. Our gross profit decreased by approximately $6.3 million, or 213%, to a loss approximately $3.3 million for the three months ended September 30, 2014 from a profit approximately $3.0 million for the same period in 2013. Gross loss as a percentage of sales was 235% for the fiscal year ended September 30, 2014, as compared to gross profit 43% for the fiscal year of 2013. The decrease in our gross profit margin was mainly attributable to the decrease in revenue and increase in cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of the overhead of our headquarters in Shenzhen and fees paid to legal counsel, auditors, and consultants. Our operating expenses increased by approximately $0.5 million, or 333%, to approximately $0.6 million for the three months ended September 30, 2014 from approximately $0.1 million for the same period in 2013. The increase was primarily due to an increase of approximately $0.5 million in advisory fee paid to a consultant company in July of 2014. We expect that our operating expenses will be stable in the future.

Non-operating Income

Our non-operating income increased by approximately $0.018 million, or 622%, to approximately $0.021 million for the three months ended September 30, 2014 from approximately $0.003 million for the same period in 2013. The increase in income was due to an increase in interest income of approximately $0.017 million.

Income (loss) before Income Taxes

Income before income taxes decreased by approximately $6.8 million, or 240%, to an approximately $4.0 million loss for the three months ended September 30, 2014 from approximately $2.8 million income for the same period in 2013. The decrease in income before income tax was mainly attributable to decrease in revenue.

Income Taxes

Our income taxes decreased by approximately $0.7 million to approximately $-0- million for the three months ended September 30, 2014 from approximately $0.7 million for the same period in 2013. The primary reason for the decrease in income taxes was the loss before income tax as a result of 37 temporarily closed internet cafes.

Net Income (Loss)

Our net income decreased by approximately $6.1 million, or 287%, to approximately $4.0 million loss for the three months ended September 30, 2014 from approximately $2.1 million income for the same period in 2013 as a result of the factors described above. We expect (but cannot guarantee) our net profit will return to historical levels when we reopen 37 temporarily closed internet cafes as soon as they pass the fire safety inspections performed by Shenzhen Government.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	For Nine Months Ended
	September 30
	2014		2013		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	$13,788,938	100%	$21,166,465	100%	(7,377,527)	-35%
Cost of revenue	13,148,341	95%	12,045,782	57%	1,102,559	9%
Gross profit	640,597	5%	9,120,683	43%	(8,480,086)	-93%

Operating Expenses
General and administrative expenses	880,916	6%	512,795	2%	368,121	72%
Loss on disposal of equipment	2,930,003	21%	-	-	2,930,003	10%
Total operating expenses	3,810,919	28%	512,795	2%	3,298,124	643%

Income (loss) from operations	(3,170,322)	-23%	8,607,888	41%	(11,778,210)	-137%

Non-operating income
Change in fair value of derivative financial instrument - preferred stock	-	-	64,280	0%	(64,280)	-100%
Change in fair value of derivative financial instrument - warrants	-	-	310,173	1%	(310,173)	-100%
Interest income	90,194	1%	13,630	-	76,564	562%
Interest expenses	(7,037)	0%	(9,116)	-	2,079	-23%
Other expenses	(46,842)	0%	(232)	-	(46,610)	20091%
Total non-operating income	36,315	0%	378,735	2%	(342,420)	-90%

Net income (loss) before income taxes	(3,134,007)	-23%	8,986,623	42%	(12,120,630)	-135%
Income taxes	981,469	7%	2,207,690	10%	(1,226,221)	-56%
Net income (Loss) attributable to China Internet Cafe Holdings Group, Inc.	(4,115,476)	-30%	6,778,933	32%	(10,894,409)	-161%

Dividend on preferred stock	-	-	(113,836)	-1%	-	100%
Net income (Loss) attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$(4,115,476)	-30%	$6,665,097	31%	(10,780,573)	-162%

Other comprehensive income (loss)
Net income (loss)	$(4,115,476)	-30%	6,778,933	32%	(10,894,409)	-161%
Foreign currency translation	(304,909)	-2%	978,856	-	(1,283,765)	-131%
Net Comprehensive income (loss)	$(4,420,385)	-32%	$7,757,789	37%	(12,178,174)	-157%

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenue

Our revenue is primarily generated from sales of prepaid IC cards and SIM cards which include stored value that will be deducted based on time usage of computers at the internet cafe. Sales revenue decreased approximately $7.4 million, or 35%, from approximately $21.2 million for the nine months ended September 30, 2013 to approximately $13.8 million for the same period ended September 30, 2014. The decrease in revenue was mainly due to our decreased business hours in the second and third quarter of 2014 compared with the same period of 2013. We fully closed 5 existing internet cafes located in areas with many new internet cafes in April, temporarily closed 17 existing internet cafes for renovation during the second quarter in order to provide good entertainment environments to our customers, and temporarily closed 20 existing internet cafes in the third quarter in order to strengthen our fire safety system required by Shenzhen government. We expect revenues to return to prior levels when we reopen our 37 temporarily closed internet cafes as soon as they pass fire safety inspections performed by Shenzhen government.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility, value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue.

Our cost of sales increased by approximately $1.1 million, or 9%, to approximately $13.1 million for the nine months ended September 30, 2014 from approximately $12.0 million for the same period in 2013. The increase was primarily a result of an increase in depreciation expenses of our new installed café computers. In 2014, we installed 12,659 new café computers and disposed of all café computers installed before 2012. Due to the prompt development of computer technology, we changed our depreciation period for new café computers from 5 years to 2 years. We expect the increase in our cost of sales will continue in the future as we expect increased depreciation expenses in our new café computers.

Gross Profit

Gross profit decreased by approximately $8.5 million, or 93%, to approximately $0.6 million for the nine months ended September 30, 2014 from approximately $9.1 million for the same period in 2013. Gross profit as a percentage of sales was 5% for the nine months ended September 30, 2014, as compared to 43% for the same period in 2013. The decrease in our gross profit margin was mainly attributable to decrease in revenue and increase in cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of the overhead of our headquarters in Shenzhen and fees paid to legal counsel, auditors, and consultants. Our operating expenses increased by approximately $3.3 million, or 643%, to approximately $3.8 million for the nine months ended September 30, 2014 from approximately $0.5 million for the same period in 2013. The increase was primarily due to an increase of approximately $2.93 million in loss on disposal of equipment. In 2014, we installed 12,659 new café computers and disposed of all café computers installed before 2012. The proceeds from disposal of café computers were RMB 200 each and approximately $0.46 million in total. We expect that our operating expenses will be stable in the future.

Non-operating Income/Expenses

Our other income decreased by approximately $0.34 million, or 90%, to approximately $0.04 million or the nine months ended September 30, 2014 from approximately $0.38 million for the same period in 2013.  The decrease in non-operating income was due to a decrease in income of approximately $0.37 million in the fair value of derivative instruments from income of approximately $0.37 million for the nine months ended September 30, 2013 to $-0- for the same period of 2014 as a result of the expiration of all derivative instruments – Warrants in February 2014 .

Income (Loss) before Income Taxes

Income before income taxes decreased by approximately $12.1 million, or 135%, to approximately $3.1 million loss before income taxes for the nine months ended September 30, 2014 from approximately $9.0 million income before income taxes for the same period in 2013. The decrease in income before income tax was mainly attributable to the decrease in revenue, increase in cost of revenue, and loss on disposal of café computers.

Income Taxes

We are subject to U.S. federal income tax, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC. Our income taxes decreased by approximately $1.2 million or 56% to approximately $1.0 million for the nine months ended September 30, 2014 from approximately $2.2 million for the same period in 2013. The primary reason for the decrease in income taxes was the decrease in income before income tax.

Net Income (loss)

Our net income decreased by approximately $10.9 million, or 161%, to a loss of approximately $4.1 million for the nine months ended September 30, 2014 from an income of approximately $6.8 million for the same period in 2013 as a result of the factors described above. We expect our net profit will recover when we reopen 37 temporarily closed internet cafes as soon as they can pass fire safety inspections performed by Shenzhen government.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of approximately $23.4 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

Cash Flow

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$1,238,718	$10,843,065
Net cash used in investing activities	(17,705,485)	(72,056)
Net cash used in financing activities	(162,715)	-
Effect of foreign currency translation on cash and cash equivalents	(260,286)	791,421
Net cash flows	(16,889,768)	11,562,430

Operating Activities

Net cash provided by operating activities was approximately $1.2 million for the nine months ended September 30, 2014 compared with approximately $10.8 million for the same period of 2013. The decrease in cash provided by operating activities was mainly attributable to a decrease in gross profit approximately $8.5 million, loss on disposal of café computers approximately $2.9 million, and higher depreciation expenses for our new café computers. We changed our depreciation period for our new café computers from 5 years to 2 years and had higher depreciation expenses compared to the same period of 2013.

Investing Activities

Net cash used in investing activities was approximately $17.7 million for the nine months ended September 30, 2014 compared with approximately $0.07 million for the same period of 2013. During the second and third quarter of 2014, we purchased 12,659 new café computers for approximately $16.9 million and renovated 17 our existing internet cafes for approximately $1.3 million.

Financing Activities

Net cash used in financing activities was $0.16 million for the nine months ended September 30, 2014 compared with $-0- for the same period of 2013. In June of 2014, we paid off our short-term loan of approximately $0.16 million (RMB 1,000,000) on its due date. In June of 2013, we took out a new short-term loan of approximately $0.16 million (RMB 1,000,000) after we paid off a short-term loan of approximately $0.16 million on its due date.

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

The Company also records revenue from commission received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 17% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the items are sold to customers.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from our IC cards/SIM cards. The outstanding customer balances are $1,481,292 and $2,293,794 at September 30, 2014 and December 31, 2013, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the nine months ended September 30, 2014.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2014	September 30, 2013	December 31, 2013
Period-end RMB : USD exchange rate	6.1534	-	6.1104
Nine months average RMB : USD exchange rate	6.1457	6.2132	-

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2014. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014 as a result of the material weakness identified in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 10, 2014, we issued 200,000 shares of our common stock to each of Yu Wang and Xiaoxu Liu, shareholders of Apex Market Holdings ("Apex"), for advisory services furnished by Apex pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 903 of Regulation S.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFE HOLDINGS GROUP, INC.

Date: November 12, 2014
/s/ Dishan Guo
Dishan Guo
Chief Executive Officer, President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

