Form 10-K
period 2014-12-31
China Internet Cafe Holdings Group, Inc.
filed 2015-04-09
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2014 was approximately $4,674,706.75 (2,671,261 shares of common stock held by non-affiliates) based upon the closing price of $1.75 per share of common stock as quoted by OTCQB on June 30, 2014.

As of April 8, 2015, there are 5,538,002 shares of common stock, par value $0.00001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1.	Business.

Overview

We operate a chain of 11 internet cafés in Shenzhen, Guangdong, the People’s Republic of China (“PRC”) that are generally open 24 hours a day, seven days a week. We provide internet accesses at prices that we believe are affordable to both students and migrant workers and we believe we are the largest internet café chain in Shenzhen. Although we sell snacks, drinks, and game access cards, over 98% of our revenue comes from selling access time to our computers. We sell internet café memberships to our customers. Members deposit money in their account, which will be deducted based on time usage of a computer at the internet café. We deduct the amount that reflects the access time used by a customer when the customer logs into his account on the computer.

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

On January 20, 2011, we changed our name from “China Unitech Group, Inc.” to “China Internet Cafe Holdings Group, Inc.”

On June 16, 2014, we effected a one-for-five reverse stock split of our common stock. As a result, the number of our authorized shares of common stock has been reduced from 100,000,000 shares to 20,000,000 shares and the total number of our issued and outstanding shares of common stock became 5,138,001.

Our Industry

Background on Internet Cafés in the PRC

According to the Survey of China Internet Café Industry by the Ministry of Culture in May 2014, the PRC had 131,013 internet cafés, with more than 478,200 employees and contributing RMB 38,794,000,000 to China’s gross domestic product. According to an article entitled “China Surpasses U.S. in Number of Internet Users”  written by David Barboza on the New York Times July 26, 2008 issue, the number of internet users in the PRC reached about 253 million in June 2008, thereby, putting China ahead of the United States as the world’s biggest internet market. According to the research conducted by China Internet Network Information Center (CNNIC) in January 2014, the amount of internet users in China by the end of 2013 was 618 million, 115.57 million of which (18.7%) surf the internet via internet cafes.

The internet café market in the PRC, like most places worldwide, originally started out simply as a location to access the internet. However, PRC internet cafés have changed into full service entertainment centers where people can relax outside work and home. These cafés provide services that are different from the internet cafés initially established in the PRC. They provide decent facilities at a reasonable fee, with specific configuration for online games and audio visual entertainment. They are a source of cost effective entertainment for low-income earners who cannot afford computers, game consoles or an internet connection, such as migrant workers and students. In internet cafés, customers have access to popular online games and can either socialize or entertain themselves. Players gather together in internet cafés for games such as World of Warcraft (WOW), Cross Fire(CF) and League Of Legends (LOL), played either with their friends in the café or with users across the globe.

Due to tightened regulations on the operations of internet cafés, the number of internet cafes in the PRC decreased by 3.4% to 131,013 in 2013 from the prior year. (Source: http://zwgk.mcprc.gov.cn/auto255/201405/t20140516_30294.html). There are currently 10 chains which have licenses to operate nationally. They are CY Network Home Co., Ltd, Zhong Lu Shi Kong Co., Ltd, Digital Library of China Co., Ltd, Asia Telecommunication Network Co., Ltd, China Relic Information Consultation Center, Capital Net Co., Ltd, Great Wall Broadband Network Co., Ltd, China United Network Communications Group Co., Ltd, CECT-China Comm Communications Co., Ltd, and Read China Investment.

Computer Gaming Industry in China

According to the 2014 China Gaming Industry Report, the PRC gaming market rose 37.7% to RMB114.48 billion for 2014 from RMB83.17 billion for 2013. Given the relatively low rate of computer ownership in the PRC as compared to western countries, management believes that Internet cafés are the primary distribution point for games in the PRC. A substantial number of game players access online games through internet cafés and these players are crucial for survival of internet cafés. (see: http://blog.sina.com.cn/s/blog_4aff94ef01007zei.html).

The following diagram prepared by Morgan Stanley depicts the interdependent relations between online game developers and internet cafés. (Source: Ji Richard and Meeker, Mary. “Creating Consumer Value in Digital China” Morgan Stanley Equity Research Global. September 12, 2005.)

Given the popularity of internet cafés in China, it has been management’s experience that many online game companies had been supportive to internet cafés to expand their customer base in the past.  Many online game companies used to promote new products by allowing internet café customers to sample the new products in internet cafes.  In this way, online game operators were provided with an outlet to present their new products as well as receive feedback from those individuals who sample the products in the internet cafes.

Prior to 2014, the Company was involved in several such promotions with game companies such as Giant Network, Sanda Network, and Tencent and received commissions for such promotions.

Recently the game companies have adopted new marketing strategy, such as implanting their game advertisements in internet cafe software, publishing game posters and giving out free gifts with their logo. As a result, we no longer received commissions from these companies.

Currently, we have 11 direct outlets in Shenzhen City, and we believe that the Company name has strong brand recognition in Shenzhen.

Partnerships between Internet Cafés and Other Online Information Providers

Besides games, internet cafés are able to develop partnerships with other online information providers. These companies provide games as well as other information services. As can be seen by the chart below, these providers have significant revenues and profits.

	2014 Revenue
Company	Million US$	YOY	Net Profit	% Net	Market Cap (in Billions)
Tencent	$12,899	31%	$3,904	53.0%	$169.28
Shanda	$121.2	-10.0%	$156.7	-11.8%	$1.74
Netease	$2,011	28.0%	$1,887	27%	$13.32
ChangYou	$755.3	2.4%	$338.1	26.0%	$1.35
Total	$15,786		$6,286		$185.69

(Source: finance.yahoo.com, last accessed March 25, 2015)

Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in and to capitalize on growth in the internet café market in the PRC:

•	Company-owned Cafés. Unlike most of our competitors who franchise their internet cafés, all of our cafés are direct outlets. This model makes it easier to carry out management decisions at each of our cafés. It also allows us to maximize operating profit and create a consistent name brand.

•	Good Scale of Operation. We have a registered capital of RMB 10 million (approximately $1.47 million) with 11 cafés. The scale of operations allows us to control cost and standardize store management. In the event that we expand into additional provinces and acquire more internet cafes in the future, we will ensure the targets are local companies with good scale of operations. We will identify target companies by conducting due diligence on each target company’s corporate structure, management, financials, capitalization, and equity structure, and whether or not the target company has the proper approvals, permits, and certificates to legally operate an internet café in the PRC. We intend to buy 51% of the target’s company, and keep the local management. However, we will relocate an account manager and an operation manager from our headquarters in Shenzhen to any newly acquired café to join the local management and assist in the process of the acquisition in order to make sure that the acquired café operates in the same manner as our existing Shenzhen-based cafes. As a result, we believe that the efficient and effective operation of the cafes will continue and the Company’s scale of operations as a whole will not be negatively affected if we are to acquire additional internet cafes in other regions.

•	Proprietary Software. We developed the software “SAFLASH” that provides fast and stable internet connections. Its automatic flow control prevents users from being disconnected when there is a disruption of internet traffic. Stability is a key requirement for online gamers. Our research and development team is working constantly to improve the software.

•	Government and Industry Relations. We have developed an excellent working relationship with the government that has assisted us to better comply with internet café related laws and regulations and to understand regulatory trends in our industry. Our Chief Executive Officer and Chief Financial Officer, Mr. Dishan Guo, is the executive president of Shenzhen Longgang District Internet Industry Association. This association is an associated department of the Ministry of Culture and sets the internet café industry standards. As a result of his involvement, Mr. Guo gains valuable insight into new standards and may also have the opportunity to influence industry standards. Because the Ministry of Culture is responsible for culture policies and activities throughout China, and there are regional Ministry of Culture departments in each province, Mr. Guo’s government and industry relations expand beyond the Shenzhen district, which we believe will benefit the Company as we expand into provinces outside of Guangdong Province.

•	Centralized Oversight. All of our café managers are trained by, and under the supervision of, our centralized operations manager, who is based at our headquarters. As a result, our local managers are able to effectively handle operational issues at the cafés. The local managers are trained to provide a service level that meets Junlong’s service standards, and our operations manager is able to effectively enforce policies and procedures implemented by us.

Industry Risks

The principal risk the company faces is the risk associated with changes in government regulations regulating the internet or internet cafes.  For example, in the year 2000, an arson killed twenty-four individuals and injured several more in an internet café in Beijing.  After this event, the government released new regulations governing the operation of internet cafes, did not issue any new internet café operating licenses, and forced all internet cafes to temporarily close for safety purposes (http://news.sina.com.cn/z/wangba/index.shtml).  This type of action by the government could cause serious disruptions in our operations.  Additionally, the possibility of passing regulations limiting access to the internet could have a significant negative impact on our business. Please refer to our disclosure under the “Regulation” section on page 10 for more information on the current government regulations that may have an impact on the Internet, Internet café and online gaming industry. However, there are currently no government regulations that negatively impact our operations. On the contrary, current government regulations promote the expansion of our operations by encouraging the growth of large-scale chain internet cafes. Pursuant to the Rules on Recognition and Management of Internet Café Chain Enterprises promulgated by the Ministry of Culture, the PRC government encourages the internet café chain enterprises to merge, acquire or control individual internet cafés and provides simplified and convenient procedures for change of Internet Culture Operation Permit. Additionally, the PRC government requires counterparts of Ministry of Culture at all levels to give priority to the development of internet café chain enterprises when making the plan on the total number of internet cafés.

Our Growth Strategy

We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•

We will seek to grow by business expansion. We originally planned to expand in southwestern provinces of China principally through the acquisition of local small chains, in order to meet the requirements of applying for a national chain license, which requires 30 internet cafés in three provinces. However, our expansion plan were affected by the following trends:

-         Internet Café Industry Recession. Since 2013, the PRC has experienced a recession in the internet café industry resulting in a decrease of customers (Source: http://www.cnnic.cn/gywm/xwzx/rdxw/2014/201401/W020140116475324694244.pdf, page 26.). We believe that this recession stems from the availability of more modern and affordable information and technology and communication tools such as mobile phones. If this trend were to continue and there is no discernible value proposition or relevance for in internet cafes, then the demand for them will fall and we will not pursue our acquisition plans as aggressively.

-         Slowdown in Economy. Because most of our customers comprise migrant, low income workers, if the GDP growth in the PRC were to stall or continue its decline, manufacturing demand may fall, leading to less migrant workers and a decline in customer demand for our services. Unfortunately, the trend is that the PRC will likely see economic expansion in 2015 decelerate to 7.1% as slowdown in real estate investment continues resulting in more factories being shuttered (Source: http://www.bloomberg.com/news/articles/2014-12-14/china-pboc-economist-says-2015-gdp-growth-to-slow-to-7-1-percent).

-         The Surge of Non-licensed Internet Cafes. Recently we have noticed a surge in non-licensed internet cafes which are a direct threat to our business. These unlicensed cafes offer a cheaper alternative to our services because of lower overheads and if they are allowed to continue to proliferate, this will result in less customer demand for our services and accordingly impact our growth plans.

At present, we have shelved our expansion plans temporarily but shall continue to monitor the market for our services and adjust our plans accordingly. We shall err on the side of caution as our expansion plans are cost-intensive. If the demand for our services decreases, we will pursue our expansion plans less aggressively and/or perhaps extend our original deadline.

We have also started exploring the possibility of acquiring profitable businesses that are complementary to our business. We are still in the exploratory stages but suffice it to say, any future acquisition will be premised on (i) synergies between both businesses, (ii) the potential to cross market services and products, (iii) lowering our operating costs and (iv) increasing our profit margins.

•	We want to fully develop our wholly-owned branches through effective integration of resources. Most of our current competitors that offer franchising simply provide a franchise license to entrepreneurs to get started in exchange for a yearly fee. Junlong, on the other hand, is deeply involved in the operational management of its company-owned cafés. After we obtain a national chain license, we will focus on developing high-end internet cafés in the more developed cities to create new concepts of internet café operation such as operating cafes that provide food and beverage service as well as overnight accommodation. The high-end internet cafes that we plan to open in the future will house the most up to date computers and have private rooms for movie viewing and game play with surround sound capability. These high-end cafes will cater to individuals with disposable income exceeding that of our general customers, young low-income males and migrant workers.

•	We will seek to grow by improving our company structure. To optimize our resources and operations, we plan to improve our company structure so that 20% of our internet cafés will be large stores, each with 300 or more computers mainly focusing on movies, high-end games and entertainment; 50% of cafés will be medium stores with 150 to 300 computers and a few movie suites focusing on high-end games; 10% of cafés will be small stores in the developed cities to spread our reputation with 100 to 150 computers. In order to penetrate the less developed cities, we want to open 20% of our stores in those cities.

•	We will seek to grow by location selection. Running internet cafés is a retail business. Internet cafés are located in highly populated areas so as to attract customers. Junlong’s internet cafés are located at busy and well attended areas such as industrial zones and business quarters. We conducted research in the south-western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan. As a result of this market research, we have identified the university areas in Sichuan and Chongqing, the residential areas and business quarters in Yunan and Guizhou as prime areas for the establishment of internet cafés. As such, our future expansion in the south-western region will focus on the establishment of internet cafes in these locations.

Member Accounts

We used to issue IC cards with stored value to our members. We deducted from the stored value amount to reflect customer usage when the customers log on the computer by using the IC card. Recently we began to use the member’s national ID number as their account number. Members can deposit money directly into their accounts. There is no expiration date for the member accounts, but money deposited into the accounts is not refundable.

Revenues derived from the member accounts at the internet café are recognized when services are provided.

Outstanding customer balances in the member accounts are included in deferred revenue on the balance sheets. We do not charge any service fees that cause a decrease in customer balances.

Software on the Computers

We have on average 119 computers in each location and a total of over 1,306 computers serving all 11 internet cafés. We install more than 1,000 online games on each of our computers. We also provide movies, music and online chatting software. We use Microsoft Word compatible software called “WPS,” which is a freeware provided by Kingsoft, a Chinese software company, so that we do not pay for the higher priced Microsoft Office license.

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

We estimate that at our internet café approximately 70% of computer time is spent on gaming, and 30% for other entertainment (e.g. online chatting, online movies, or online music.

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

If we are going to pursue our expansion plan we will open internet cafés around university areas in Sichuan and Chongqing. Students spend more time in internet cafés because their time is very flexible. We believe that major users of internet cafés in the future will be young game players.

Competition

The following describes some of our local, regional and national competitors.

Local Competitors in Shenzhen

•	Shenzhen Bian Internet Co. Ltd. Although the company entered into the internet café industry in 2003, its current structure was founded on February 22, 2007 and obtained its regional internet café chain license in 2007. The company operates mostly as a franchise model with 30 registered café, only 3 of which are directly owned by the company. Each café has 80-150 computers. It also has a few large cafés with more than 200 computers. The estimated total number of computers owned by the company is 4,500. There is a significant turnover in franchise ownership with around one third of the franchise cafés transferring their licenses to other internet café owners.

•	Quansu Internet Café Chain Company. Quansu was founded in 1998 as a subsidiary investment project of the Shenzhen Commercial Bank Investment Co. Ltd. The company owns 37 cafés, 8 of which are directly owned and 27 of which are franchises. Each café has 80-150 computers. The total number of computers is approximately 6,000. The cafés are located in Bao’an District, Futian District and Luohu District. In May 2009, Quansu switched its major business towards its internet cable connection business and public telephone business.

National Competitors

Currently there are ten national internet café chains:

•	Zhongqing Network Home Co., Ltd.
•	Beijing Cultural Development Co., Ltd.
•	China Digital Library Co., Ltd.
•	Yalian Telecommunication Network Co., Ltd.
•	China Heritage Information Center
•	Capital Networks Limited
•	Great Wall Broadband Network Service Co., Ltd.
•	China United Telecommunications Co., Ltd. (China Unicom)
•	CLP Chinese Tong Communication Co., Ltd.

•	Reid Investment Holding Company

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

Our Employees

As of April 8, 2015, we had 111 full time employees. The following table sets forth the number of employees by function:

Function	Number of Employees
Senior Management	14
Accounting	4
Staff employees	93
Total	111

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

Junlong currently leases an office space of approximately 411.14 square meters for its headquarters located at #1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City, Longgang District, Shenzhen. The term of the lease is from March 15, 2015 to March 14, 2016.

 Junlong also leases spaces from different entities or individuals for its 11 internet cafés. The rent we paid for leased spaces in the fiscal year ended December 31, 2014 was approximately RMB15,873,398 (approximately $2,585,875.7) in total.

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

Market Information

Since March 20, 2013, our common stock is quoted on the OTCQB under the ticker symbol “CICC.” From March 10, 2011 through March 19, 2013, our common stock was quoted on the OTC Bulletin Board under the symbol CICC.OB. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated, as reported on http://www.nasdaq.com/.

	High	Low
Year ended December 31, 2013
First Quarter	$3.00	$1.25
Second Quarter	$2.75	$1.20
Third Quarter	$3.00	$1.00
Fourth Quarter	$3.60	$1.20

Year ended December 31, 2014
First Quarter	$3.00	$1.25
Second Quarter	$2.75	$1.20
Third Quarter	$3.00	$1.00
Fourth Quarter	$1.39	$0.53

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

Holders of Our Common Stock

As of April 8, 2015, there were approximately 201 stockholders of record of our common stock, as reported by our transfer agent. The number of record holders does not include persons who hold our common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

On February 27, 2014, the Board approved the Company’s 2014 Incentive Stock Plan (the “2014 Plan”). The 2014 Plan provides for grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock purchase offers and other types of stock-based awards to the Company’s employees, officers, directors and consultants. Pursuant to the terms of the 2014 Plan, either the Board or a board committee designated by the Board is authorized to administer the plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 499,666 shares of common stock are issuable pursuant to awards the 2014 Plan. Unless terminated earlier by the Board, the 2014 Plan shall terminate at the close of business on February 26, 2024. The Company registered all the 499,666 shares of our common stock under the 2014 Plan on a registration statement on Form S-8, effective March 12, 2014. As of the date of this report, 400,000 shares have been granted under the 2014 Plan.

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2014.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price of	Compensation
	exercise of	outstanding options	plans (excluding
	outstanding	under equity	securities reflected in
Plan Category	options	compensation plans	column (a))

Equity compensation plan approved by security holders	0	—	0

Equity compensation plans not approved by security holders	0	$—	99,666

Total	0	—	99,666

Recent Sales of Unregistered Securities

Except as previously disclosed in reports filed under the Exchange Act, we did not issue or sell any unregistered securities during the fiscal year ended December 31, 2014.

Registrar and Stock Transfer Agent

Our stock transfer agent is VStock Transfer, LLC. Its mailing address is 18 Lafayette Place, Woodmere, New York 11598. Its phone number is 212-828-8436.

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. (“Junlong”), we operate an Internet Café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 11 internet cafes in high traffic areas. Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our cafes do sell snacks, drinks, and game access cards, more than 98% of our revenue comes directly from selling internet access time to our computers.

During our fiscal year of 2014, our business environment had been very challenging. We started to gradually lose members due to the expanded coverage of 4G network and free Wi-Fi services, the availability of smart phones and tablets and the increasing popularity of mobile games. During the third quarter of 2014, the Ministry of Public Security (“MPS”) issued temporary suspension order to 37 of our internet cafes as a result of their incompliance with fire control regulations and rules. As the buildings where these internet cafes were located were built without necessary fire control facilities and may not be renovated or restructured to meet the fire control regulations and rules, we eventually closed these internet cafes in the fourth quarter of 2014 to save expenses such as rent, salaries and utilities, etc. In addition, nine more internet cafes were closed in December 2014 as we decided their network and fire control facilities could not be upgraded pursuant to the requirements of MPS. In light of these changes described above, we have been evaluating and adjusting our business strategy and are currently focusing on upgrading our existing internet cafes to offer better services and stay competitive. We expect our future growth to be driven by a number of factors and trends including:

1. Our ability to improve our service to our customers by providing enjoyable entertainment environment.

2. Our ability to optimize our existing internet cafes.

3. Our ability to identify and acquire target companies for joint venture in the coming years.

4. Our ability to identify and invest in other business opportunities.

For the fiscal year ended December 31, 2014, our revenue was approximately $15.8 million and our net loss was roughly $19.8 million, representing decreases of 44% and 337% respectively, from the revenue of roughly $28.4 million and net income of approximately $8.3 million for the fiscal year ended December 31, 2013.

The discussion below of our performance is based upon our audited financial statements for the fiscal year ended December 31, 2014 and 2013, which are included in this report.

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

•

Expansion into South Western Provinces. The Company currently holds an internet café chain license. Because the Company believes that a national license is imperative for its goal to develop a national market, the Company's original primary objective was to acquire and open at least 20 internet cafes in two provinces other than Guangdong province by the end of calendar year 2015. The Company conducted research in the south-western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan and targeted internet cafes in these areas for acquisition purposes. Our plan was to acquire existing internet cafes by purchasing them through cash and/or stock. We also planned to organically grown our own network of cafes. Accordingly, whether or not we were successful in our expansion plans would have depended on the availability of cash from our revenues and the price of our stock.

However, our expansion plans were affected by the following trends:

o	Internet Café Industry Recession. Since 2013, the PRC has experienced a recession in the internet café industry resulting in a decrease of customers (Source: http://www.cnnic.cn/gywm/xwzx/rdxw/2014/201401/W020140116475324694244.pdf, page 26.). We believe that this recession stems from the availability of more modern and affordable information and technology and communication tools such as mobile phones. If this trend were to continue and there is no discernible value proposition in or relevance for internet cafes, then the demand for them will fall and we will not pursue our acquisition plans as aggressively.

o	Slowdown in Economy. Because most of our customers comprise migrant, low income workers, if the GDP growth in the PRC were to stall or continue its decline, manufacturing demand may fall, leading to less migrant workers and a decline in customer demand for our services. Unfortunately, the trend is that the PRC will likely see economic expansion in 2015 decelerate to 7.1% as slowdown in real estate investment continues resulting in more factories being shuttered (Source:http://www.bloomberg.com/news/articles/2014-12-14/china-pboc-economist-says-2015-gdp-growth-to-slow-to-7-1-percent).

o	The Surge of Non-licensed Internet Cafes. Recently we have noticed a surge in non-licensed internet cafes which are a direct threat to our business. These unlicensed cafes offer a cheaper alternative to our services because of lower overheads and if they are allowed to continue to proliferate, this will result in less customer demand for our services and accordingly impact our growth plans.

At present, we have shelved our expansion plans temporarily but shall continue to monitor the market for our services and adjust our plans accordingly. We shall err on the side of caution as our expansion plans are cost-intensive. If the demand for our services decreases, we will pursue our expansion plans less aggressively and/or perhaps extend our original deadline.

We have also started exploring the possibility of acquiring profitable businesses that are complementary to our business. We are still in the exploratory stages but suffice it to say, any future acquisition will be premised on (i) synergies between both businesses, (ii) the potential to cross market services and products, (iii) lowering our operating costs and (iv) increasing our profit margins.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended
	December 31,
	2014		2013		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	$15,823,565	100%	$28,424,318	100%	(12,600,753)	-44%
Cost of revenue	18,487,950	117%	16,825,336	59%	1,662,614	10%
Gross profit	(2,664,385)	-17%	11,598,982	41%	(14,263,367)	-123%

Operating Expenses
General and administrative expenses	1,095,060	7%	899,688	3%	195,372	22%
Loss on disposal of property and equipment	15,084,137	95%	68,644	0%	15,015,493	10%
Loss on disposal of intangible assets	19,209		-	-	19,209	100%
Total operating expenses	16,198,406	102%	968,332	3%	15,230,074	1573%

Income (loss) from operations	(18,862,791)	-119%	10,630,650	37%	(29,493,441)	-277%

Non-operating income
Change in fair value of derivative financial instrument - preferred stock	-	-	64,280	0%	(64,280)	-100%
Change in fair value of derivative financial instrument - warrants	-	-	329,254	1%	(329,254)	-100%
Interest income	109,953	1%	114,120	-	(4,167)	-4%
Interest expenses	(7,040)	0%	(12,825)	-	5,785	-45%
Other expenses	(46,065)	0%	16,586	-	(62,651)	-378%
Total non-operating income	56,848	0%	511,415	2%	(454,567)	-89%

Net income (loss) before income taxes	(18,805,943)	-119%	11,142,065	39%	(29,948,008)	-269%
Income taxes	981,868	6%	2,800,291	10%	(1,818,423)	-65%
Net income (Loss) attributable to China Internet Cafe Holdings Group, Inc.	(19,787,811)	-125%	8,341,774	29%	(28,129,585)	-337%

Dividend on preferred stock	-	-	(113,836)	0%	-	100%
Net income (Loss) attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$(19,787,811)	-125%	$8,227,938	29%	(28,015,749)	-340%

Other comprehensive income (loss)
Net income (loss)	$(19,787,811)	-125%	8,341,774	29%	(28,129,585)	-337%
Foreign currency translation	(217,260)	-1%	1,209,976	-	(1,427,236)	-118%
Net Comprehensive income (loss)	$(20,005,071)	-126%	$9,551,750	34%	(29,556,821)	-309%

Comparison of Fiscal Years Ended December 31, 2014 and 2013

Revenue

Our revenue is primarily generated from prepaid fees of IC cards and member’s accounts which include stored value that will be deducted based on time usage of computers at our internet cafes. Our revenue decreased approximately $12.6 million, or 44%, from approximately $28.4 million for the fiscal year ended December 31, 2013 to $15.8 million for the fiscal year ended December 31, 2014. The decrease in revenue was due to a substantial decrease in our business resulting from the temporary suspension and shutdown of internet cafes in the year of 2014 compared with 2013. We closed five internet cafes located in areas with many new internet cafes in April due to deteriorating business resulting from fierce competitions from these new internet cafes, and temporarily closed 17 internet cafes for renovation during the second quarter which were further suspended in the third quarter for incompliance with fire control regulations along with additional 20 internet cafes. As of December 2014, we had closed an aggregate of 51 internet cafes. As a result, we expect our revenue for 2015 to be substantially less than the prior year due to the substantial decrease in the number of our internet cafes. In order to adapt to market changes and optimize our profitable internet cafes, we will focus on optimizing our existing internet cafes and expanding our businesses to other cities and provinces during 2015.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales increased approximately $1.7 million, or 10%, to approximately $18.5 million for the fiscal year ended December 31, 2014 from approximately $16.8 million for 2013. The increase was mainly attributed to increase in depreciation expenses as a result of the acceleration of computers’ deprecation period from 5 years to 2 years due to the rapid development of computer technology.

Gross Profit (Loss)

Gross profit (loss) is the difference between revenue and cost of revenue. Our gross profit decreased by approximately $14.3 million, or 123%, to a loss approximately $2.7 million for the fiscal year ended December 31, 2014 from a profit approximately $11.6 million for the same period in 2013. Gross loss margin was 17% for the fiscal year ended December 31, 2014, as compared to a gross profit margin of 41% for the fiscal year of 2013. The decrease in our gross profit margin was mainly attributable to the substantial decrease in revenue and comparatively.

Operating Expenses

Operating expenses are composed of general and administrative expenses, loss on disposal of fixed assets, and disposal of intangible assets. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses increased by approximately $15.2 million, or 1,573%, to approximately $16.2 million for the fiscal year ended December 31, 2014 from approximately $1.0 million for the same period in 2013.

The increase was primarily due to an increase of approximately $15.0 million in loss on disposal of property and equipment and an increase of approximately $0.2 million in general and administrative expenses. The increase in loss on disposal of property and equipment was a result of the shutdown of 51 internet cafes in 2014. We expect that our operating expenses will decrease in 2015 based on a smaller number of internet cafes as compared with last year.

Non-operating Income/Expenses

Our other income decreased by approximately $0.45 million, or 89%, to approximately $0.06 million non-operating income for the fiscal year ended December 31, 2014 from approximately $0.5 million non-operating expenses for 2013. The decrease was due to the decrease of approximately $0.4 million in the change in fair value of derivative financial instrument - warrants and the decrease of approximately $0.06 million in other income.

Income (loss) before Income Taxes

Income before income taxes decreased by approximately $29.9 million, or 269%, to a loss approximately $18.8 million for the fiscal year ended December 31, 2014 from an income approximately $11.1 million for 2013. The decrease in income before income tax was mainly attributable to the decrease in revenue of approximately $12.6 million due to suspension and closure of our internet cafes throughout the year, the increase in cost of revenue of approximately $1.7 million, and loss on disposal of fixed assets of approximately $15.0 million resulting from the closure of our internet cafes in 2014.

Income Taxes

Our income taxes decreased by approximately $1.8 million to approximately $1.0 million for the fiscal year ended December 31, 2014 from approximately $2.8 million for the same period in 2013. The primary reason for the decrease in income taxes was the decrease in income before income tax as a result of decreased revenue and increased operating expenses in 2014.

Net Income (loss)

Our net loss was approximately $19.8 million for the fiscal year ended December 31, 2014, a decrease of approximately $28.0 million, or 337%, from an income approximately $8.3 million for 2013 as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of approximately $23.8 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

	Fiscal Years Ended December 31,
	2014	2013
Net cash provided (used) by operating activities	$(1,066,419)	$13,493,197
Net cash used by investing activities	(15,026,467)	(67,958)
Net cash used by financing activities	(162,782)	-
Effect of foreign currency translation on cash and cash equivalents	(196,580)	998,179
Net cash flows	(16,452,248)	14,423,418

Operating Activities

Net cash used by operating activities was approximately $1.1 million for the fiscal year ended December 31, 2014 as compared to net cash provided by operating activities of approximately $13.5 million. The change was mainly attributable to the net loss in operations in 2014.

Investing Activities

Net cash used by investing activities was approximately $15.0 million for the fiscal year ended December 31, 2014. We purchased 12,659 new computers and equipment for approximately $16.8 million to upgrade our café computers and renovated our 17 internet cafes for approximately $1.3 million in the second quarter of 2014. We disposed of 51 internet cafes in 2014 and received an aggregate of proceeds on disposal of approximately $3.0 million.

Financing Activities

Net cash provided by financing activities was approximately $0.16 million for the fiscal year ended December 31, 2014. In June of 2014, we paid off our short-term loan of approximately $0.16 million (RMB 1,000,000) on its due date.

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

Revenue recognition

Internet café member purchase prepaid IC cards which include stored value or deposit money into member’s accounts directly that will be deducted based on time usage of computers at the internet cafe. Revenues derived from the prepaid IC cards and member accounts at the internet café are recognized when services are provided. This is based upon the usage of computer time at the internet cafe. Outstanding customer balances in the IC cards and member accounts are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrease to customer balances. There is no expiration date for IC cards and ID member accounts. During 2014, the company began to use member accounts instead of prepaid IC cards.

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the years ended December 31, 2014 and 2013, the commission income was $263,476 and $452,837, less than 2% of total revenue.

Cost of goods sold

Cost of goods sold consists primarily of depreciation of each internet café’s computer equipment and hardware and overhead associated with the internet cafés including rental payments, utilities, business taxes and surcharges. Our internet surfing business tax is 3% on gross revenue generated from our internet cafés. Our other surcharges are an education surcharge of 3%, city development surcharge of 7%, a culture development surcharge of 3%, and a snacks and drinks business tax of 5%.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards or members’ accounts that are unused balance. The outstanding customer balances are $131,013 and $2,293,794 as at December 31, 2014 and 2013, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial as of the fiscal year ended December 31, 2014.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2014	2013
Year-end RMB : USD exchange rate	6.1385	6.1104
Average yearly RMB : USD exchange rate	6.1432	6.1905

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Recently issued accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. It lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This amendment provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Currently, the Company is evaluating the impact of the pending adoption of ASU 2014-14 on the disclosure of the consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. It eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any material impact on the Company's consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control—Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified by our management as of December 31, 2014, is described below:

·	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of December 31, 2014.

2015 Planned Remediation

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal year 2015 to resolve non-routine or complex accounting matters.  We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.

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

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of our current officers and directors, as well as certain information about them, are set forth below:

NAME	AGE	POSITION
Dishan Guo	50	Chairman, Chief Executive Officer and Chief Financial Officer
Jinzhou Zeng	35	Director
Bingchang Chen	51	Director
Wenbin An	75	Director
Fuquan Guo	35	Director

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

Jinzhou Zeng. Mr. Zeng became our director on May 12, 2014. He has been employed by the Junlong since May 2006, as Marketing Manager and Vice-General Manager from 2006 to 2009, and as director of network technology and e-commerce since 2010. From June 2004 to 2005, he was employed by the Shenzhen Longgong Industrial Company as development manager. Mr. Zeng graduated from Jiangxi GanNan Normal University with a bachelor’s degree. Mr. Zeng brings to the Board of Directors his extensive knowledge of the Company’s business.

Binchang Chen. Mr. Chen became our director on May 12, 2014. He has serving as Executive Vice Secretary-General in the Shenzhen Social Organization Federation since 2008. From 2006 to 2007, he was an office manager of Guangdong High-tech Industries Chamber of Commerce in Heyuan City. From 1988 to 2006, he was the Chief Financial Officer at Heyuan Pharmaceutical Factory, responsible for reviewing the financial reports and supervising the internal control. From 1986 to 1987, he was the Chief Financial Officer in Guangdong Peace Pharmaceutical Factory, responsible for the adjustment of the quarter and annual financial statements, and making and carrying out the investment plan and other important strategy. Mr. Chen graduated from China Pharmaceutical University with a bachelor’s degree in financial management and is a stated approved Assistant Economist. Mr. Chen’s foregoing experience, qualifications and skills led us to the conclusion that he should serve as a director of our Company.

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

Fuquan Guo. Mr. Fuquan Guo joined our board on March 18, 2015. Mr. Guo joined Junlong in 2003, working in a variety of roles, including assistant to financial manager. From 2007 to 2013, he was the assistant to the Operation Director of Junlong and was promoted to Operation Director in 2013. He is currently in charge of the daily operations of Junlong’s wholly owned internet cafés. Over the past few years, he has been involved in all the aspects of the internet cafe businesses and has gained extensive experience in the internet cafe industry. Mr. Guo obtained his bachelor’s degree in marketing from Shenzhen University in 2007. Mr. Guo’s foregoing experience, qualifications, attributes and skills led us to the conclusion that he should serve as a director of our company.

Except as noted above, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

The company is conducting a search for candidates to serve as chief financial officer but for the time being, Mr. Dishan Guo, our chief executive officer will function as our principal accounting and financial officer.

Family Relationships

There are no family relationships between any of our directors or executive officers except that Mr. Fuquan Guo is the nephew of Mr. Dishan Guo.

Board Committees

Audit Committee

Our Audit Committee is led by Bingchang Chen as the chairperson. Jinzhou Zeng, Wenbin An, Fuquan Guo and Dishan Guo are also members of our Audit Committee. The Audit Committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We do not have an “audit committee financial expert” as defined under applicable SEC rules.

Compensation Committee

Our Compensation Committee is led by Wenbin An as the chairperson. Bingchang Chen, Jinzhou Zeng, Fuquan Guo and Dishan Guo are also members of our Compensation Committee. The Compensation Committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Nominating Committee

Our Nominating Committee is led by Bingchang Chen as the chairperson. Jinzhou Zeng, Wenbin An, Fuquan Guo and Dishan Guo are also members of our Nominating Committee. The Nominating Committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The Nominating Committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

A current copy of the Audit Committee charter, the Compensation Committee charter, and the Nominating Committee charter are available on the Company’s website, www.cncicc.com.

Compensation Committee Interlocks and Insider Participation

Wenbin An and Dishan Guo were the members of the Compensation Committee during the whole year of 2014. On May 12, 2014, Lei Li and Lizong Wang resigned from our Board of Directors and all the board committees and Bingchang Chen and Jinzhou Zeng were appointed to fill the vacancies created by the resignation of Messrs. Li and Wang. Except that Mr. Dishan Guo served as our Chief Executive Officer and Chief Financial Officer and Jinzhou Zeng has been employed by Junlong since May 2006, none of the members of the Compensation Committee is or has been an executive officer of the Company, and no director who served on the Compensation Committee during 2014 had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of the Compensation Committee during 2014.

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

Director Independence

The Board of Directors believes Mr. Wenbin An and Mr. Bingchang Chen are independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Board Leadership Structure and Role in Risk Oversight

Mr. Dishan Guo is our chairman, chief executive officer and chief financial officer. We have two independent directors. Our Board has three standing committees. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

Our Board of Directors has overall responsibility for risk oversight. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

·	The Audit Committee oversees the Company’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

·	The Nominating Committee oversees risks related to the Company’s governance structure and processes.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2014, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements except that each of Jinzhou Zeng and Bingchang Chen was late in filing of a Form 4.

Item 11.	Executive Compensation.

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration during the stated periods.

Summary Compensation Table

Name and Principal Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dishan Guo	2013	$49,096	0	0	0	0	0	0	$49,096
Chief Executive Officer and Chief Financial Officer(1)	2014	$46,510	0	0	0	0	0	0	$46,510

(1)	Mr. Guo has been serving as our Chief Executive Officer since July 2, 2010. He was appointed as our Chief Financial Officer on September 27, 2010.

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2014.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal year ended December 31, 2014:

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Lei Li (1)	2014	$19,044	-	-	-	-	-	19,044
Lizong Wang (1)	2014	$19,044	-	-	-	-	-	19,044
Wenbin An	2014	$19,044	-	-	-	-	-	19,044
Zhenquan Guo (2)	2014	$-	-	-	-	-	-	-
Bingchang Chen (3)	2014	$9,375						9,375
Jinzhou Zeng (3)	2014	$9,375						9,375
Luke Liu (4)	2014	$13,750						13,750

(1) Lei Li and Lizong Wang resigned as director of the Company on May 12, 2014.

(2) Mr. Zhenquan Guo resigned as director of the Company on January 27, 2014 and did not receive any compensation for his service.

(3) Bingchang Chen and Jinzhou Zeng were appointed director of the Company on May 12, 2014.

(4) Luke Liu was appointed a director of the Company on January 27, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of April 8, 2015 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Junlong, #1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City, Longgang District, Shenzhen, Guangdong Province, People’s Republic of China.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Directors and Officers:
Dishan Guo	Chairman, Chief Executive Officer and Chief Financial Officer	2,401,750	43.37%
Fuquan Guo	Director	101,004	1.82%
Bingchang Chen	Director	2,000	*
Wenbin An	Director	—	—
Jinzhou Zeng	Director	62,990	1.14%
All officers and directors as a group (5 persons named above)		2,504,754	45.23%
Owners of More than 5%:
Dishan Guo		2,401,750	43.37%

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

In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the number of shares of the class beneficially owned by such person or entity on April 8, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total number of shares of common stock outstanding on April 8, 2015, which is 5,538,002, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred an on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) A total of 5,538,002 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 8, 2015 .

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

As of December 31, 2014, we had $1,711,061 due to Mr. Dishan Guo, our Chairman, Chief Executive Officer and Chief Financial Officer, which amount were accumulated since 2007 and used to pay daily operating expenses and professional fees. The amount due is unsecured with no stated interest and is payable on demand. In May of 2014, $1,507,429 was paid to Mr. Dishan Guo upon his demand.

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Director Independence

Our Board determines that Mr. Wenbin An and Mr. Bingchang Chen are independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

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

2013	$100,000	Albert Wong & Co.
2014	$100,000	AWC (CPA) Limited

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A are:

2013	$24,000	EFP Rotenberg LLP
	$12,000	Albert Wong & Co.
2014	$39,600	AWC (CPA) Limited

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2014, we were not billed by our principal accountants for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

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

PART V

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1(2)	Amended and Restated Articles of Incorporation of China Internet Café Holdings Group, Inc.

3.2(3)	Amended and Restated Bylaws, adopted on July 30, 2010

3.3(2)	Certificate of Designations Preferences and Rights of the 5% Series A Convertible Preferred Stock of China Internet Café Holdings Group, Inc.

3.4 (6)	Certificate of Change

3.5 (7)	Certificate of Correction

4.1 (8)	China Internet Café Holdings Group, Inc. 2014 Incentive Stock Plan
10.1(1)	Management Consulting Service Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.2(1)	Equity Pledge Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.3(1)	Option Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.4(1)	Proxy Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.5(1)	English Translation of Form of Non-disclosure and Non-competition Agreement, dated March 11, 2010, between Junlong and its employees.

10.6	Lease Agreement, dated March 15, 2015, by and between Junlong and Shenzhen Jincheng Industrial Co., Ltd. [Unofficial Translation]*

14.1(4)	Code of Ethics.

21(1)	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

 *File herewith.

**Furnished herewith.

(1) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 9, 2010.

(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2011.

(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 3, 2010.

(4) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on June 30, 2008.

(5) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 19, 2013. (6) Incorporated herein by reference to Exhibit 3.01 to our Current Report on Form 8-K filed with the SEC on April 29, 2014.

(7) Incorporated herein by reference to Exhibit 3.01 to our Current Report on Form 8-K filed with the SEC on May 15, 2014.

(8) Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed with the SEC on March 12, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 9, 2015

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial and Accounting Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2015.

Name	Title
Chief Executive Officer, Chief Financial
Officer, and Chairman of the Board (principal
/s/ Dishan Guo	executive officer and principal financial and accounting officer)
Dishan Guo

/s/ Fuquan Guo	Director
Fuquan Guo

/s/ Bingchang Chen	Director
Bingchang Chen

/s/ Wenbin An	Director
Wenbin An

/s/ Jinzhou Zeng	Director
Jinzhou Zeng

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

To:   The board of directors and stockholders of

China Internet Cafe Holdings Group, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Internet Cafe Holdings Group, Inc. and subsidiaries ("the Company") as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Internet Cafe Holdings Group, Inc. and subsidiaries as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	/s/ AWC (CPA) Limited
April 9, 2015	Certified Public Accountants

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,789,211	$40,241,459
Rental deposit	62,222	6,606
Equipment deposit	3,226	3,240
Inventory	-	36,200
Deferred tax assets	-	77,646
Total current assets	23,854,659	40,365,151

Property, plant and equipment, net	1,882,823	9,463,573
Intangible assets, net	-	62,007
Rental deposit-long-term portion	32,255	456,940
Total assets	$25,769,737	$50,347,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loan	$-	$163,655
Accounts payable	45,283	227,981
Registration penalties payable	641,200	641,200
Deferred revenue	131,013	2,293,794
Payroll and payroll related liabilities	349,866	366,619
Income and other taxes payable	134,773	1,011,814
Accrued expenses	287,666	605,029
Amount due to a shareholder	1,711,061	3,063,633
Dividend payable on preferred stock	186,565	186,565
Total current liabilities	3,487,427	8,560,290

Stockholders' Equity:

Common stock ($0.00001 par value, 20,000,000 shares authorized, 5,538,002 and 5,138,002 shares issued and outstanding as of December 31, 2014 and 2013, respectively)	55	51
Additional paid-in capital	6,232,961	5,732,965
Statutory surplus reserves	718,744	718,744
Retained earnings	12,760,296	32,548,107
Accumulated other comprehensive income	2,570,254	2,787,514
Total stockholders’ equity	22,282,310	41,787,381
Total liabilities and stockholders’ equity	$25,769,737	$50,347,671

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	For The Years Ended
	December 31,
	2014	2013
Revenue	$15,823,565	$28,424,318
Cost of revenue	18,487,950	16,825,336
Gross profit (loss)	(2,664,385)	11,598,982
Operating Expenses
General and administrative expenses	1,095,060	899,688
Loss on disposal of property and equipment	15,084,137	68,644
Loss on disposal of Intangible assets	19,209	-
Total operating expenses	16,198,406	968,332

Income (loss) from operations	(18,862,791)	10,630,650

Non-operating income
Change in fair value of derivative financial instrument - preferred stock	-	64,280
Change in fair value of derivative financial instrument - warrants	-	329,254
Interest income	109,953	114,120
Interest expense	(7,040)	(12,825)
Other expenses	(46,065)	16,586
Total non-operating income	56,848	511,415

Income (Loss) before income taxes	(18,805,943)	11,142,065
Income taxes	981,868	2,800,291
Net income/(loss)	(19,787,811)	8,341,774

Dividend on preferred stock	-	(113,836)
Net income (loss) attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$(19,787,811)	$8,227,938

Other comprehensive income (loss)
Net income (loss)	$(19,787,811)	$8,341,774
Foreign currency translation	(217,260)	1,209,976
Total comprehensive income (loss)	$(20,005,071)	$9,551,750

Earnings (loss) per share
- Basic	$(3.71)	$1.64	#
- Diluted	$(3.71)	$1.61	#
Weighted average common stock outstanding
- Basic	5,328,686	5,016,105
- Diluted	5,328,686	5,178,357

# The earnings per share and weighted average number of common shares for December 31, 2013 were retroactively restated to reflect the one-for-five reverse stock split effective on June 16, 2014.

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock
	Number of Shares		Amount		Additional Paid-in Capital		Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at January 1, 2013	4,283,061		$43	#	$2,050,500	#	$718,744	$24,320,169	$1,577,538	$28,666,994

Converted preferred stock	854,941		8		3,682,465		-	-	-	3,682,473
Preferred stock dividend	-		-		-		-	(113,836)	-	(113,836)
Net income for the period	-		-		-		-	8,341,774	-	8,341,774
Foreign currency translation difference	-		-		-		-	-	1,209,976	1,209,976

Balance at December 31, 2013	5,138,002	#	$51	#	$5,732,965	#	$718,744	$32,548,107	$2,787,514	$41,787,381

Net income (loss) for the period	-		-		-		-	(19,787,811)	-	(19,787,811)
Issuance of common stock	400,000		4		499,996		-	-	-	500,000
Foreign currency translation difference	-		-		-		-	-	(217,260)	(217,260)

Balance at December 31, 2014	5,538,002	#	$55	#	$6,232,961	#	$718,744	$12,760,296	$2,570,254	$22,282,310

# The issued common stock and additional paid-in capital as of January 1, 2014 were retroactively restated to reflect the one-for-five reverse stock split effective on June 16, 2014.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(19,787,811)	$8,341,774
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of derivative financial instrument - preferred stock	-	(64,280)
Change in fair value of derivative financial instrument- warrants	-	(329,254)
Advisory fee	500,000	-
Depreciation	7,473,992	3,620,768
Amortization	42,468	65,290
Loss on disposal of property and equipment	15,084,137	68,644
Loss on disposal of intangible assets	19,209	-
Deferred tax assets	77,231	1,716

Changes in operating assets and liabilities:
Rental deposit	366,679	582
Inventory	36,006	14,837
Accounts payable	(181,514)	225,029
Deferred revenue	(2,150,634)	731,514
Payroll and payroll related liabilities	(15,063)	5,339
Income and other taxes payable	(871,741)	230,530
Accrued expenses	(315,009)	196,869
Amount due to a shareholder	(1,344,369)	383,839
Net cash provided (used) by operating activities	(1,066,419)	13,493,197

Cash flows from investing activities
(Increase)/Decrease of property, plant and equipment	(18,065,313)	(72,320)
Proceeds from the sale of equipment	3,038,846	-
Deposits paid for property, plant and equipment	-	4,362
Net cash used by investing activities	(15,026,467)	(67,958)

Cash flows from financing activities
Proceeds from short term loan	-	161,991
Short term loan repayments	(162,782)	(161,991)
Net cash flows used by financing activities:	(162,782)	-

Effect of foreign currency translation on cash	(196,580)	998,179

Net increase (decrease) in cash and cash equivalents	(16,452,248)	14,423,418
Cash and cash equivalents - beginning of year	40,241,459	25,818,041
Cash and cash equivalents - end of year	$23,789,211	$40,241,459

Cash paid during the year for:
Interest paid	$7,040	$12,825
Income taxes paid	$1,446,248	$3,056,693

Supplemental disclosures of non-cash transactions:
Dividend payable on preferred stock	$-	$186,565

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened during the year 2012. The Company closed 51 internet cafes in 2014. In total, as of December 31, 2014, the Company owned 11 internet cafes within Shenzhen, Guangdong.

2.	Summary of Significant Accounting Policies

(a)	Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	Summary of Significant Accounting Policies (continued)

(b)	Principle of consolidation

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

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair vale recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the binomial valuation model. The methodology based, in part, upon inputs for which there is little or no observable market data requires the Group to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Also see Note 17.

(d)	Revenue recognition

Internet café members purchase prepaid IC cards which include stored value or deposit money into member’s accounts associated with their ID cards directly that will be deducted based on time usage of computers at the internet cafe. Revenues derived from the prepaid IC cards and ID card’s accounts at the internet café are recognized when services are provided. This is based upon the usage of computer time at the internet cafe. Outstanding customer balances in the IC cards and ID card’s accounts are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrease to customer balances. There is no expiration date for IC cards and ID card’s accounts. During 2014, the company began to use members’ ID card’s accounts instead of prepaid IC cards.

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the years ended December 31, 2014 and 2013, the commission income was $263,476 and $452,837, less than 2% of total revenue.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	Summary of Significant Accounting Policies (continued)

(h)	Inventory

Inventory represented the IC cards we purchased from IC cards manufacturer. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

(i)	Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2014, the fair value of cash and cash equivalents, accounts payable, short-term loans, and accrued expenses approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

The Company prepaid equipment deposits amount of $3,226 to purchase fire protection systems for its new headquarters in Shenzhen in 2012 and the provider did not obtain the inspection of the fire protection system as of December 31, 2014.

(l)	Property, plant and equipment

Property, plant and equipment, comprising computer equipment and hardware, leasehold improvements, office furniture and vehicles are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	Summary of Significant Accounting Policies (continued)

Estimated Useful Lives
Leasehold improvements	5 years
Cafe computer equipment and hardware	2-5 years
Cafe furniture and fixtures	5 years
Office furniture, fixtures and equipments	5 years
Motor vehicles	5 years

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

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $131,013 and $2,293,794 as of December 31, 2014 and 2013, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the year ended December 31, 2014.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	Summary of Significant Accounting Policies (continued)

The carrying amount of the VIE’s’ assets and liabilities are as follows:

	December 31, 2014	December 31, 2013
Current assets and Long term rental deposit	$23,871,651	$40,805,688
Property, plant and equipment	1,882,823	9,463,574
Intangible assets	-	62,008
Total assets	25,754,474	50,331,270
Total liabilities	(6,453,674)	(11,793,939)
Net assets	$19,300,800	$38,537,331

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2014	December 31, 2013
Year-end RMB : USD exchange rate	6.1385	6.1104
Average yearly RMB : USD exchange rate	6.1432	6.1905

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	Summary of Significant Accounting Policies (continued)

As of December 31, 2014 and 2013, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company was not required to allocate any further amount to it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(x)	Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. It lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This amendment provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Currently, the Company is evaluating the impact of the pending adoption of ASU 2014-14 on the disclosure of the consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. It eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any material impact on the Company's consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

3. Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	December 31, 2014	December 31, 2013
Cash and cash equivalents at bank	$23,770,744	$40,217,223
Cash in hand	18,467	24,236
	$23,789,211	$40,241,459

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents (Note 2). As of December 31, 2014 and 2013, $23,758,813 and $40,204,156 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $528 and $2,534 of the Company's cash and cash equivalents were held by Chase bank and JP Morgan Chase bank in USA, respectively.

4. Inventory

Inventory consists of:

	December 31, 2014	December 31, 2013

Purchased IC cards	$-	$36,200

There was no allowance made for obsolete or slow moving inventory as of December 31, 2013. During 2014, the company began to use members’ SIM cards in their cell phones instead of prepaid IC cards.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

5. Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	December 31, 2014	December 31, 2013
Leasehold improvement	$774,906	$4,234,152
Cafe computers equipment and hardware	2,224,223	17,307,427
Cafe furniture and fixtures	185,225	2,176,149
Office furniture, fixtures and equipment	139,541	355,974
Motor vehicles	484,475	486,703
	$3,808,370	$24,560,405
Less: Accumulated depreciation	(1,925,547)	(15,096,832)
Property, plant and equipment, net	$1,882,823	$9,463,573

During the year ended December 31, 2014, depreciation expenses amounted to $7,473,992, of which $7,389,107 and $84,885 were recorded as cost of sales and general and administrative expense, respectively.

During the year ended December 31, 2013, depreciation expenses amounted to $3,357,900, of which $3,250,521 and $107,379 were recorded as cost of sales and general and administrative expense, respectively.

6.	Loss on Disposal of Property and Equipment

In the second quarter of 2014, the Company has disposed all of its café computers purchased before 2012 and installed 12,659 new café computers. All disposed café computers were sold for RMB 200 each. The proceeds from the disposal of café computers were $458,490 in total.

In the fourth quarter, the Company closed its 51 internet cafes and disposed all computers, equipment, furniture, and long lived assets. The proceeds from the disposal of property and equipment were $2,580,356

As of December 31, 2014, the loss of disposal of property and equipment as following:

December 31, 2014
Disposal of café computers and equipment	$34,151,977
Disposal of long lived assets	4,993,428
Accumulated deprecation	(21,022,422)
Disposal of property and equipment, net	18,122,983
Proceeds from disposal of café computers and equipment	3,038,846
Loss on disposal of property and equipment	$15,084,137

7. Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2014	December 31, 2013
Business Licenses	$-	$102,723
Customer Lists	-	130,158
	-	232,881
Less: Accumulated Amortization	-	(170,874)
Total	$-	$62,007

During the years ended December 31, 2014 and 2013, amortization expenses amounted to $42,468 and $66,145 respectively which was recorded under cost of sales.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

8.	Loss on Disposal of intangible assets

During 2014, the company closed its 51 internet cafes and disposed all intangible assets on its licenses and customer lists. As of December 31, 2014, the loss of intangible assets as following:

December 31, 2014
Disposal of intangible assets	$231,638
Accumulated amortization	212,429
Loss on disposal of intangible assets	$19,209

9. Short Term Loan

The short term loan due within one year as of December 31, 2014 and 2013 consist of the following:

		Interest	December 31,	December 31,
Bank	Loan Period	rate	2014	2013
China Construction Bank	June 13, 2013 to June 12, 2014	9%	$-	$163,655

On June 13, 2013, the Company entered into a loan agreement with China Construction Bank for $162,288 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate is approximately 9%. The loan was paid in full on June 12, 2014.

For the years ended December 31, 2014 and 2013, interest expense on the loan was $7,040 and $12,825, respectively.

10. Income and Other Taxes Payable

Income and other tax payables consist of the following:

	December 31, 2014	December 31, 2013

Value added taxes	$60,917	$218,231
Income tax	-	567,419
Withhold individual income tax payable	5,629	4,064
Other tax payable	68,227	222,100
Total	$134,773	$1,011,814

11. Due To A Shareholder

	December 31, 2014	December 31, 2013
Mr. Guo Di Shan, a shareholder of the Company	$1,711,061	$3,063,633

The amount due to Mr. Di Shan Guo is unsecured with no stated interest and is payable on demand. The amount due as of December 31, 2014, represents amounts accumulated since 2007 and used to pay daily operating expenses and professional fees. In May of 2014, $1,507,429 was paid to Mr. Dishan Guo per his demand.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

12. Cost of Revenue

Cost of revenue consists of the following:

	For The Years Ended December 31,
	2014	2013

Depreciation and amortization	$7,431,575	$3,607,119
Salary	3,522,627	3,458,182
Rent	2,446,590	2,752,109
Utility	1,317,418	2,107,666
Business taxes	1,006,380	1,807,787
Others	2,763,360	3,092,473
	$18,487,950	$16,825,336

13. Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiary and affiliated entity incorporated in the PRC are subject to enterprise income taxes in the PRC. The Company’s applicable enterprise income tax rate in PRC is 25% of its net income.

For the years ended December 31, 2014 and 2013, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $15.8 million as of December 31 2014 of the Company’s affiliated entity that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2009 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

	For The Years Ended
	December 31,
	2014		2013
BASIC
Numerator for basic earnings (loss) per share attributable to the Company’s common stockholders:
Net income (loss)	$(19,787,811)		$8,341,774
Dividend on preferred stock	-		(113,836)
Net income (loss) used in computing basic earnings per share	$(19,787,811)		$8,227,938

Basic weighted average shares outstanding	5,328,686	#	5,016,105	#
Basic earnings per share	$(3.71	)#	$1.64	#

	For The Years Ended
	December 31,
	2014		2013
DILUTED
Numerator for diluted earnings (loss) per share attributable to the Company’s common stockholders:
Net income (loss)	$(19,787,811)		$8,227,938
Dividend on preferred stock	-		113,836
Net income (loss) used in computing diluted earnings per share	$(19,787,811)		$8,341,774

Weighted average outstanding shares of common stock	5,328,686		5,016,105
Weighted average preferred stock	-		162,252
Diluted weighted average shares outstanding	5,328,686	#	5,178,357	#
Diluted earnings (loss) per share	$(3.71	)#	$1.61	#

Potential common shares outstanding as of December 31:
Warrants	-		499,665

# The earnings (loss) per share and weighted average number of common shares for the years ended December 31, 2014 and 2013 were retroactively restated to reflect the one-for-five reverse stock split effective on June 16, 2014.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

15. Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $12,843 and $12,851 for the years ended December 31, 2014 and 2013, respectively.

16. Stockholders’ Equity

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

As of December 31, 2014 and 2013, there were 5,538,002 and 5,138,002 shares of Common Stock issued and outstanding, respectively.

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

For each outstanding share of Series A Preferred Stock, dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of March, June, September, and December of each year, commencing September 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance. For the quarter ended September 30 and December 31 of 2012 and from January 1, 2013 to February 22, 2012, dividends have been accrued as dividends payable and are not paid as of December 31, 2014.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

16. Stockholders’ Equity (continued)

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

17. Sale of Common Stock, Series A Preferred Stock and Warrants

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

17. Sale of Common Stock, Series A Preferred Stock and Warrants (continued)

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At December 31, 2014, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

17. Sale of Common Stock, Series A Preferred Stock and Warrants (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

17. Sale of Common Stock, Series A Preferred Stock and Warrants (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

17. Sale of Common Stock, Series A Preferred Stock and Warrants (continued)

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

As of December 31, 2014, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
2015	$377,409
2016	31,159
$408,568

During the year ended December 31, 2014, rent expenses amounted to $2,446,590, of which $2,385,702 and $60,888 were recorded as cost of sales and general and administrative expense, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

18. Commitments and Contingencies (continued)

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

19. Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the years ended December 31, 2014 and 2013.

At December 31, 2014 and 2013, there was one supplier of consignment snacks and drinks with amounts due from the Company of $45,282 and $227,981 respectively, which accounted for 100% and 100% of the Company’s account payable.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

22. Subsequent Events

As of the date of this report, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

