Form 10-Q
period 2015-03-31
China Internet Cafe Holdings Group, Inc.
filed 2015-05-15
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-199619

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

(Exact name of Company as specified in its charter)

Nevada	98-0500738
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City Longgang District, Shenzhen Guangdong Province, People’s Republic of China	518172
(Address of principal executive offices)	(Zip Code)

+86-755-8989-6008
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2015, there were 5,538,002 shares of $0.00001 par value common stock issued and outstanding.

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

FORM 10-Q

1

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

2

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$23,399,015	$23,789,211
Rental deposit	88,368	62,222
Equipment deposit	3,241	3,226
Total current assets	23,490,624	23,854,659

Property, plant and equipment, net	1,559,365	1,882,823
Rental deposit-long-term portion	6,548	32,255
Total assets	$25,056,537	$25,769,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,203	$45,283
Registration penalties payable	641,200	641,200
Deferred revenue	170,927	131,013
Payroll and payroll related liabilities	88,210	349,866
Income and other taxes payable	26,391	134,773
Accrued expenses	253,697	287,666
Amount due to a shareholder	1,811,154	1,711,061
Dividend payable on preferred stock	186,565	186,565
Total current liabilities	3,206,347	3,487,427

Stockholders' Equity:

Common stock ($0.00001 par value, 20,000,000 shares authorized, 5,538,002 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	55	55
Additional paid-in capital	6,232,961	6,232,961
Statutory surplus reserves	718,744	718,744
Retained earnings	12,209,964	12,760,296
Accumulated other comprehensive income	2,688,466	2,570,254
Total stockholders’ equity	21,850,190	22,282,310
Total liabilities and stockholders’ equity	$25,056,537	$25,769,737

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For The Three Months Ended
	March 31,
	2015	2014
Revenue	$376,864	$7,659,342
Cost of revenue	804,711	4,087,552
Gross profit (loss)	(427,847)	3,571,790
Operating Expenses
General and administrative expenses	142,398	110,529
Total operating expenses	142,398	110,529

Income (loss) from operations	(570,245)	3,461,261

Non-operating income
Interest income	19,938	35,366
Interest expense	-	(3,679)
Other expenses	(25)	(317)
Total non-operating income	19,913	31,370

Income (Loss) before income taxes	(550,332)	3,492,631
Income taxes	-	882,865
Net income/(loss)	(550,332)	2,609,766

Net income (loss) attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$(550,332)	$2,609,766

Other comprehensive income (loss)
Net income (loss)	$(550,332)	$2,609,766
Foreign currency translation	118,212	(390,114)
Total comprehensive income (loss)	$(432,120)	$2,219,652

Earnings (loss) per share
- Basic	$(0.10)	$0.10 #
- Diluted	$(0.10)	$0.10 #
Weighted average common stock outstanding
- Basic	5,538,002	5,137,905
- Diluted	5,538,002	5,137,905

# The earnings per share and weighted average number of common shares for March 31, 2014 were retroactively restated to reflect the one-for-five reverse stock split effective on June 16, 2014.

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Amount	Paid-in Capital	Statutory Reserves	Retained Earnings	Comprehensive Income	Stockholders' Equity

Balance at January 1, 2015	5,538,002	$55	$6,232,961	$718,744	$12,760,296	$2,570,254	$22,282,310

Net loss for the period	-	-	-	-	(550,332)	-	(550,332)
Foreign currency translation difference	-	-	-	-	-	118,212	118,212

Balance at March 31, 2015	5,538,002	$55	$6,232,961	$718,744	$12,209,964	$2,688,466	$21,850,190

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(550,332)	$2,609,766
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	331,071	935,176
Amortization	-	11,634
Deferred tax assets	-	(8,622)

Changes in operating assets and liabilities:
Inventory	-	16,906
Accounts payable	(17,222)	(15,635)
Deferred revenue	39,113	153,881
Payroll and payroll related liabilities	(262,194)	22
Income and other taxes payable	(108,557)	349,572
Accrued expenses	(34,219)	898
Amount due to a shareholder	99,975	49,011
Net cash provided (used) by operating activities	(502,365)	4,102,609

Effect of foreign currency translation on cash	112,169	(367,059)

Net increase (decrease) in cash and cash equivalents	(390,196)	3,735,550
Cash and cash equivalents - beginning of period	23,789,211	40,241,459
Cash and cash equivalents - end of period	$23,399,015	$43,977,009

Cash paid during the period for:
Interest paid	$-	$3,679
Income taxes paid	$-	$566,936

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

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

MARCH 31, 2015 AND DECEMBER 31, 2014

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened in 2012. The Company closed 51 internet cafes during the year of 2014. In total, as of March 31, 2015, the Company owned 11 internet cafes within Shenzhen, Guangdong.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

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

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the binomial valuation model. The methodology based, in part, upon inputs for which there is little or no observable market data requires the Group to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Also see Note 10.

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened in 2012. The Company closed 51 internet cafes during the year of 2014. In total, as of March 31, 2015, the Company owned 11 internet cafes within Shenzhen, Guangdong.

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the three months ended March 31, 2015 and 2014, the commission income was $13,132 and $118,445, respectively, less than 4% and 1% of total revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

(e)	Cost of revenue

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

Inventory represents the IC cards we purchased from IC card manufacturers. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. In 2014, the Company changed its booking system from IC cards to ID cards and disposed all unused IC cards.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

i. The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii. The date at which the counterparty’s performance is complete.

(k)	Equipment deposits

The Company prepaid equipment deposits amount of $3,241 to purchase fire protection systems for its new headquarters in Shenzhen in 2012 and the provider did not obtain the inspection of the fire protection system as of March 31, 2015.

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

Deferred revenue represents unused balances of the prepaid amounts received for IC/ID cards. The Outstanding customer balances are $170,927 and $131,013 as of March 31, 2015 and December 31, 2014, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended March 31, 2015.

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

MARCH 31, 2015 AND DECEMBER 31, 2014

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

The carrying amount of the VIE’s’ assets and liabilities are as follows:

	March 31, 2015	December 31, 2014
Current assets and Long term rental deposit	$23,475,636	$23,871,651
Property, plant and equipment	1,559,366	1,882,823
Total assets	25,035,002	25,754,474
Total liabilities	(6,132,923)	(6,453,674)
Net assets	$18,902,079	$19,300,800

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	March 31, 2015	March 31, 2014	December 31, 2014
Period-end RMB : USD exchange rate	6.1091	-	6.1385
Three months average RMB : USD exchange rate	6.1358	6.1156	-

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

(s)	Post-retirement and post-employment benefits

The Company contributes to a state pension plan in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary or the consolidated VIE’s provides any other post-retirement or post-employment benefits.

(t)	Earnings (loss) per share (EPS)

Earnings(loss) per share is calculated in accordance with ASC 260-10 which requires the Company to calculate net income(loss) per share based on basic and diluted net income(loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, preferred stock and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. See Note 14 for details.

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

As of March 31, 2015 and December 31, 2014, the statutory surplus reserves of Zhonghefanda and Junlong reached 50% of the registered capital of the subsidiary and the Company was not required to allocate any further amount to it.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

3.	Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	March 31,	December 31,
	2015	2014

Cash and cash equivalents at bank	$23,383,227	$23,770,744
Cash on hand	15,788	18,467
	$23,399,015	$23,789,211

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2015 and December 31, 2014, $23,365,024 and $23,758,813 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $6,818 and $528 of the Company's cash and cash equivalents were held by Chase Bank, respectively.

4.	Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	March 31,	December 31,
	2015	2014

Leasehold improvements	$778,636	$774,906
Cafe computers equipment and hardware	2,234,927	2,224,223
Cafe furniture and fixtures	186,117	185,225
Office furniture, fixtures and equipment	140,213	139,541
Motor vehicles	486,806	484,475
	$3,826,699	$3,808,370
Less: Accumulated depreciation	(2,267,334)	(1,925,547)
Property, plant and equipment, net	$1,559,365	$1,882,823

For the three months ended March 31, 2015, depreciation expense amounted to $331,071, of which $305,963 and $25,108 were recorded as cost of sales and general and administrative expense, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

5.	Short Term Loan

On June 13, 2013, the Company entered into a loan agreement with China Construction Bank for $162,288 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate is approximately 9%. The loan was paid in full on June 12, 2014.

For the three months ended March 31, 2015 and 2014, the interest expense on this loan was $-0- and $3,679, respectively.

6.	Income and Other Taxes Payable

Income and other tax payables consist of the following:

	March 31, 2015	December 31, 2014
Value added taxes	$11,355	$60,917
Income tax	-	-
Withholding individual income tax payable	2,317	5,629
Other tax payable	12,719	68,227
Total	$26,391	$134,773

7.	Due To Related Party

	March 31,	December 31,
	2015	2014
Mr. Dishan Guo	$1,811,154	$1,711,061

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

For the three months ended March 31, 2015 and 2014, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $15.1 million as of March 31, 2015 of the Company’s affiliated entity that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2009 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

9.	Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $4,410 and $3,209 for the three months ended March 31, 2015 and 2014, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

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

As of March 31, 2015 and December 31, 2014, there were 5,538,002 shares of Common Stock issued and outstanding, respectively.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

10.	Stockholders’ Equity (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

10.	Stockholders’ Equity (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

10.	Stockholders’ Equity (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

10.	Stockholders’ Equity (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

10.	Stockholders’ Equity (continued)

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

Options

On February 27, 2014, the Board approved the Company’s 2014 Incentive Stock Plan (the “2014” Plan). The 2014 Plan provides for grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock purchase offers and other types of stock-based awards to the Company’s employees, officers, directors and consultants. Up to 499,666 shares of common stock are issuable pursuant to awards the 2014 Plan. Unless terminated earlier by the Board, the 2014 Plan shall terminate at the close of business on February 26, 2024. As of the date of this report, 400,000 shares have been issued under the 2014 Plan.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

11.	Commitments and Contingencies (continued)

As of March 31, 2015, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2015	$246,151
2017	31,308
$277,459

During the three months ended March 31, 2015, rent expenses amounted to $133,074 and $656,800, respectively, of which $118,033 and $639,505 was recorded as cost of sales, respectively.

12.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the three months ended March 31, 2015 and 2014.

At March 31, 2015 and December 31, 2014, there was one supplier of consignment snacks and drinks in the amount of $28,203 and $45,283, respectively, which accounted for 100% and 100% of the Company’s accounts payable.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

14.	Earnings (loss) per Share

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

	For The Three Months Ended
	March 31,
	2015	2014
BASIC
Numerator for basic earnings (loss) per share attributable to the Company’s common stockholders:
Net income (loss)	$(550,332)	$2,609,766
Net income (loss) used in computing basic earnings per share	$(550,332)	$2,609,766

Basic weighted average shares outstanding	5,538,002	5,137,905	#
Basic earnings (loss) per share	$(0.10)	$0.51	#

	For The Three Months Ended
	March 31,
	2015	2014
DILUTED
Numerator for diluted earnings (loss) per share attributable to the Company’s common stockholders:
Net income (loss)	$(550,332)	$2,609,766
Net income (loss) used in computing diluted earnings per share	$(550,332)	$2,609,766

Diluted weighted average shares outstanding	5,538,002	5,137,905	#
Diluted earnings (loss) per share	$(0.10)	$0.51	#

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

Overview

We, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. (“Junlong”), operate an internet café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 11 internet cafes in high traffic areas. Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our cafes do sell snacks, drinks, and game access cards, more than 96% of our revenue comes directly from selling internet access time to our computers.

During our first quarter of 2015, our focus was on our existing cafes. However, our business environment had been very challenging. We gradually lost members due to the expanded coverage of 4G network and free Wi-Fi services, the availability of smart phones and tablets and the increasing popularity of mobile games. We expect our future growth to be driven by a number of factors and trends including:

1. Our ability to improve our service to our customers by providing enjoyable entertainment environment.

2. Our ability to optimize our existing internet cafes.

3. Our ability to identify and acquire target companies for joint venture in the coming years.

4. Our ability to identify and invest in other business opportunities.

For the first quarter ended March 31, 2015, our revenue was approximately $0.38 million and our net loss was roughly $0.55 million, representing decreases of 95% and 121% respectively, from the revenue of roughly $7.66 million and net income of approximately $2.61 million for the first quarter ended March 31, 2014.

The discussion below of our performance is based upon our unaudited financial statements for the first quarter ended March 31, 2015 and 2014, which are included in this report.

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

Expansion into South Western Provinces. The Company currently holds an internet café chain license. Because the Company believes that a national license is imperative for its goal to develop a national market, the Company's original primary objective was to acquire and open at least 20 internet cafes in two provinces other than Guangdong province by the end of calendar year 2015. The Company conducted research in the south-western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan and targeted internet cafes in these areas for acquisition purposes. Our plan is to acquire existing internet cafes by purchasing them through cash and/or stock. We also plan to organically grown our own network of cafes. Accordingly, whether or not we will be successful in our expansion plans will depend on the availability of cash from our revenues and the price of our stock.

However, our expansion plans have been affected by the following trends:

Internet Café Industry Recession. Since 2013, the PRC has experienced a recession in the internet café industry resulting in a decrease of customers (Source: http://www.cnnic.cn/gywm/xwzx/rdxw/2014/201401/W020140116475324694244.pdf, page 26). We believe that this recession stems from the availability of more modern and affordable information and technology and communication tools such as mobile phones. If this trend were to continue and there is no discernible value proposition in or relevance for internet cafes, then the demand for them will fall and we will not pursue our acquisition plans as aggressively.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended
	March 31,
	2015		2014		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	376,864	100%	7,659,342	100%	(7,282,478)	-95%
Cost of revenue	804,711	214%	4,087,552	53%	(3,282,841)	-80%
Gross profit (loss)	(427,847)	-114%	3,571,790	47%	(3,999,637)	-112%

Operating Expenses
General and administrative expenses	142,398	38%	110,529	1%	31,869	29%
Total operating expenses	142,398	38%	110,529	1%	31,869	29%

Income (loss) from operations	(570,245)	-151%	3,461,261	45%	(4,031,506)	-116%

Non-operating income
Interest income	19,938	5%	35,366	-	(15,428)	-44%
Interest expenses	-	0%	(3,679)	-	3,679	-100%
Other expenses	(25)	0%	(317)	-	292	-92%
Total non-operating income	19,913	5%	31,370	0%	(11,457)	-37%

Net income (loss) before income taxes	(550,332)	-146%	3,492,631	46%	(4,042,963)	-116%
Income taxes	-	0%	882,865	12%	(882,865)	-100%
Net income (Loss) attributable to China Internet Cafe Holdings Group, Inc.	(550,332)	-146%	2,609,766	34%	(3,160,098)	-121%

Net income (Loss) attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	(550,332)	-146%	2,609,766	34%	(3,160,098)	-121%

Other comprehensive income (loss)
Net income (loss)	(550,332)	-146%	2,609,766	34%	(3,160,098)	-121%
Foreign currency translation	118,212	31%	(390,114)	-	508,326	-130%
Net Comprehensive income (loss)	(432,120)	-115%	2,219,652	29%	(2,651,772)	-119%

Comparison of Three Months Ended March 31, 2015 and 2014

Revenue

Our revenue is primarily generated from prepaid fees in IC cards and member accounts which include stored value that will be deducted based on time usage of computers at our internet cafes. Our revenue decreased approximately $7.28 million, or 95%, from approximately $7.66 million for the three months ended March 31, 2014 to $0.38 million for the three months ended March 31, 2015. The decrease in revenue was due to a substantial decrease in the number of our internet cafes. During the year of 2014, we closed five internet cafes located in areas with many new internet cafes in April due to deteriorating business resulting from fierce competitions from these new internet cafes, and temporarily closed 17 internet cafes for renovation during the second quarter which were further suspended in the third quarter for incompliance with fire control regulations along with additional 20 internet cafes. As of December 2014, we had closed an aggregate of 51 internet cafes. In order to adapt to market changes and improve our revenue, we will focus on optimizing our existing profitable internet cafes and expanding our businesses to other cities and provinces during 2015. We expect a recover in revenue once the optimization and expansion of our business take effect.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales for the three months ended March 31, 2015 decreased approximately $3.28 million, or 80%, to approximately $0.80 million for the three months ended March 31, 2015 from approximately $4.09 million for the same period in 2014. The decrease was mainly attributed to decrease in the number of our internet cafes.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Our gross profit decreased by approximately $4.0 million, or 112%, to a loss of approximately $0.43 million for the three months ended March 31, 2015 from a profit of approximately $3.57 million for the same period in 2014. Gross loss as a percentage of sales was 114% for the three months ended March 31, 2015, as compared to gross profit margin of 47% for 2014. The decrease in our gross profit margin was mainly attributable to the substantial decrease in revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of overhead of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses increased by approximately $0.03 million, or 29%, to approximately $0.14 million for the three months ended March 31, 2015 from approximately $0.11 million for the same period in 2014.

The increase was primarily due to an increase of approximately $0.03 million in general and administrative expenses, which was a result of increase in professional fees, mainly fees paid to the auditor.

Non-operating Income/Expenses

Our other income decreased by approximately $0.01 million, or 37%, to approximately $0.02 million non-operating income for the three months ended March 31, 2015 from approximately $0.03 million non-operating income for the same period in 2014. The decrease was due to the decrease in the interest income resulting from decease in bank deposits.

Income before Income Taxes

Income before income taxes decreased by approximately $4.04 million, or 116%, to approximately $0.55 million for the three months ended March 31, 2015 from approximately $3.5 million for the same period in 2014. The decrease in income before income tax was mainly attributable to the decrease in revenue.

Income Taxes

Our income taxes decreased by approximately $0.88 million to approximately $0 for the three months ended March 31, 2015 from approximately $0.88 million for the same period in 2014, primarily due to the loss from operations.

Net Income

Our net income decreased by approximately $3.16 million, or 121%, to net loss of approximately $0.55 million for the three months ended March 31, 2015 from net income of approximately $2.61 million for the same period in 2014 as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of approximately $23.4 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

Cash Flow

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$(502,365)	$4,102,609
Effect of foreign currency translation on cash and cash equivalents	112,169	(367,059)
Net cash flows	(390,196)	3,735,550

Operating Activities

Net cash used in operating activities was approximately $0.5 million for the three months ended March 31, 2015 as compared to net cash provided by operating activities of approximately $4.1 million for the same period in 2014. The change was mainly attributable to the net loss in operations in the first quarter of 2015.

We did not have any cash flow in our financing and investing activities.

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

Revenue recognition

Internet café members purchase prepaid IC cards which include stored value or deposit money into member’s accounts associated with their ID cards directly that will be deducted based on time usage of computers at the internet cafe. Revenues derived from the prepaid IC cards and member accounts at the internet café are recognized when services are provided. This is based upon the usage of computer time at the internet cafe. Outstanding customer balances in the IC cards and member accounts are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrease to customer balances. There is no expiration date for IC cards and member accounts. During 2014, the company began to use member accounts instead of prepaid IC cards.

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. As of March 31, 2015, the Company owned 11 internet cafes within Shenzhen, Guangdong.

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the three months ended March 31, 2015 and 2014, the commission income was $13,132 and $118,445, respectively, less than 4% and 1% of total revenue.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts received for IC cards and member accounts. The outstanding customer balances are $170,927 and $131,013 as of March 31, 2015 and December 31, 2014, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended March 31, 2015.

Comprehensive income

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2015	March 31, 2014	December 31, 2014
Period-end RMB : USD exchange rate	6.1091	-	6.1385
Three months average RMB : USD exchange rate	6.1358	6.1156	-

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness identified in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

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

(7) Incorporated herein by reference to Exhibit 3.01 to our Current Report on Form 8-K filed with the SEC on May 15, 2014.

(8) Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed with the SEC on March 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

Date: May 15, 2015	By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

