Form 10-Q
period 2015-06-30
China Internet Cafe Holdings Group, Inc.
filed 2015-08-14
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-199619

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

(Exact name of Company as specified in its charter)

Nevada	98-0500738
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

505 Lianheng Commercial Building, 5th Floor,
Ainan Road No. 391, Nanlian Community,
Longgang Street Office, Longgang District,
Shenzhen, Guangdong Province, People’s Republic of China	518116
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2015, there were 5,538,002 shares of $0.00001 par value common stock issued and outstanding.

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

FORM 10-Q

2

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

3

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$23,219,084	$23,789,211
Rental deposit	75,206	62,222
Equipment deposit	3,252	3,226
Total current assets	23,297,542	23,854,659

Property, plant and equipment, net	1,213,341	1,882,823
Rental deposit-long-term portion	8,179	32,255
Total assets	$24,519,062	$25,769,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,639	$45,283
Registration penalties payable	641,200	641,200
Deferred revenue	158,271	131,013
Payroll and payroll related liabilities	88,163	349,866
Income and other taxes payable	20,432	134,773
Accrued expenses	244,332	287,666
Amount due to a shareholder	1,893,477	1,711,061
Dividend payable on preferred stock	186,565	186,565
Total current liabilities	3,259,079	3,487,427

Stockholders' Equity:

Common stock ($0.00001 par value, 20,000,000 shares authorized, 5,538,002 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	55	55
Additional paid-in capital	6,232,961	6,232,961
Statutory surplus reserves	718,744	718,744
Retained earnings	11,538,039	12,760,296
Accumulated other comprehensive income	2,770,184	2,570,254
Total stockholders’ equity	21,259,983	22,282,310
Total liabilities and stockholders’ equity	$24,519,062	$25,769,737

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$661,272	$12,365,107	$284,408	$4,705,765
Cost of revenue	1,571,028	8,371,806	766,317	4,284,254
Gross profit (loss)	(909,756)	3,993,301	(481,909)	421,511
Operating Expenses
General and administrative expenses	316,501	250,000	174,103	139,471
Loss on disposal of property and equipment	23,012	2,932,867	23,012	2,932,867
Total operating expenses	339,513	3,182,867	197,115	3,072,338

Income (loss) from operations	(1,249,269)	810,434	(679,024)	(2,650,827)

Non-operating income
Interest income	40,505	68,880	20,567	33,514
Interest expense	-	(7,044)	-	(3,365)
Other expenses	(13,493)	(46,851)	(13,468)	(46,534)
Total non-operating income (loss)	27,012	14,985	7,099	(16,385)

Income (Loss) before income taxes	(1,222,257)	825,419	(671,925)	(2,667,212)
Income taxes	-	882,362	-	-
Net loss	(1,222,257)	(56,943)	(671,925)	(2,667,212)

Net loss attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$(1,222,257)	$(56,943)	$(671,925)	$(2,667,212)

Other comprehensive loss
Net loss	$(1,222,257)	$(56,943)	$(671,925)	$(2,667,212)
Foreign currency translation	199,930	(322,655)	81,718	67,459
Total comprehensive loss	$(1,022,327)	$(379,598)	$(590,207)	$(2,599,753)

Loss per share
- Basic	$(0.22)	$(0.10)	$(0.12)	$(0.52)
- Diluted	$(0.22)	$(0.10)	$(0.12)	$(0.52)
Weighted average common stock outstanding
- Basic	5,538,002	5,138,002	5,538,002	5,138,002
- Diluted	5,538,002	5,138,002	5,538,002	5,138,002

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Amount	Paid-in Capital	Statutory Reserves	Retained Earnings	Comprehensive Income	Stockholders' Equity
Balance at January 1, 2015	5,538,002	$55	$6,232,961	$718,744	$12,760,296	$2,570,254	$22,282,310
Net loss for the period	-	-	-	-	(1,222,257)	-	(1,222,257)
Foreign currency translation difference	-	-	-	-	-	199,930	199,930
Balance at June 30, 2015	5,538,002	$55	$6,232,961	$718,744	$11,538,039	$2,770,184	$21,259,983

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,222,257)	$(56,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	661,841	2,492,974
Amortization	-	23,177
Loss on disposal of property and equipment	23,012	2,932,867
Deferred tax assets	-	77,275

Changes in operating assets and liabilities:
Rental deposit	11,790	32,480
Inventory	-	36,027
Accounts payable	(18,937)	(127,146)
Deferred revenue	26,086	(651,589)
Payroll and payroll related liabilities	(263,520)	(12,107)
Income and other taxes payable	(114,988)	(800,583)
Accrued expenses	(43,758)	(128,686)
Amount due to a shareholder	182,213	(1,408,688)
Net cash provided (used) by operating activities	(758,518)	2,409,058

Cash flows from investing activities
Increase of property, plant and equipment	(2,692)	(17,596,414)
Proceeds from the sale of equipment	-	458,752
Deposits paid for property, plant and equipment	-	(292,563)
Net cash used by investing activities	(2,692)	(17,430,225)

Cash flows from financing activities
Short term loan repayments	-	(162,874)
Net cash flows used by financing activities:	-	(162,874)

Effect of foreign currency translation on cash	191,083	(254,558)

Net decrease in cash and cash equivalents	(570,127)	(15,438,599)
Cash and cash equivalents - beginning of period	23,789,211	40,241,459
Cash and cash equivalents - end of period	$23,219,084	$24,802,860

Cash paid during the period for:
Interest paid	$-	$7,044
Income taxes paid	$-	$1,447,073

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

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

JUNE 30, 2015 AND DECEMBER 31, 2014

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened in 2012. The Company closed 51 internet cafes during the year of 2014. In total, as of June 30, 2015, the Company owned 11 internet cafes within Shenzhen, Guangdong.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

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

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the six months ended June 30, 2015 and 2014, the commission income was $25,337 and $203,995, respectively, less than 4% and 1% of total revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

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

JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

i. The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii. The date at which the counterparty’s performance is complete.

(k)	Equipment deposits

The Company prepaid equipment deposits amount of $3,241 to purchase fire protection systems for its headquarters in Shenzhen in 2012 and the provider did not obtain the inspection of the fire protection system as of June 30, 2015.

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

Deferred revenue represents unused balances of the prepaid amounts received for ID cards. The Outstanding customer balances are $158,271 and $131,013 as of June 30, 2015 and December 31, 2014, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended June 30, 2015.

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

JUNE 30, 2015 AND DECEMBER 31, 2014

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

The carrying amount of the VIE’s’ assets and liabilities are as follows:

	June 30, 2015	December 31, 2014
Current assets and Long term rental deposit	$23,290,676	$23,871,651
Property, plant and equipment	1,213,342	1,882,823
Total assets	24,504,018	25,754,474
Total liabilities	(6,130,759)	(6,453,674)
Net assets	$18,373,259	$19,300,800

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2015	June 30, 2014	December 31, 2014
Period-end RMB : USD exchange rate	6.0888	-	6.1385
Six months average RMB : USD exchange rate	6.1128	6.1397	-

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

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

As of June 30, 2015 and December 31, 2014, the statutory surplus reserves of Zhonghefanda and Junlong reached 50% of the registered capital of the subsidiary and the Company was not required to allocate any further amount to it.

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

JUNE 30, 2015 AND DECEMBER 31, 2014

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

3.	Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	June 30,	December 31,
	2015	2014

Cash and cash equivalents at bank	$23,204,066	$23,770,744
Cash on hand	15,018	18,467
	$23,219,084	$23,789,211

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2015 and December 31, 2014, $23,192,354 and $23,758,813 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $313 and $528 of the Company's cash and cash equivalents were held by Chase Bank, respectively.

4.	Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	June 30,	December 31,
	2015	2014

Leasehold improvements	$720,381	$774,906
Cafe computers equipment and hardware	2,242,379	2,224,223
Cafe furniture and fixtures	186,737	185,225
Office furniture, fixtures and equipment	140,680	139,541
Motor vehicles	488,429	484,475
	$3,778,606	$3,808,370
Less: Accumulated depreciation	(2,565,265)	(1,925,547)
Property, plant and equipment, net	$1,213,341	$1,882,823

For the six months ended June 30, 2015, depreciation expense amounted to $661,841, of which $591,853 and $69,988 were recorded as cost of sales and general and administrative expense, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

5.	Loss on Disposal of Equipment

On June 9, 2015, the Company relocated its headquarter and disposed all leasehold improvements of previous headquarter. As of June 30, 2015, the loss of disposal of leasehold improvements as following:

June 30, 2015
Disposal of leasehold improvements	$63,304
Accumulated deprecation	40,292
Loss on disposal of leasehold improvements	$23,012

6.	Short Term Loan

On June 13, 2013, the Company entered into a loan agreement with China Construction Bank for $162,288 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate is approximately 9%. The loan was paid in full on June 12, 2014.

For the six months ended June 30, 2015 and 2014, the interest expense on this loan was nil and $7,044, respectively.

For the three months ended June 30, 2015 and 2014, the interest expense on this loan was nil and $3,365, respectively.

7.	Income and Other Taxes Payable

Income and other tax payables consist of the following:

	June 30, 2015	December 31, 2014
Value added taxes	$8,523	$60,917
Income tax	-	-
Withholding individual income tax payable	2,363	5,629
Other tax payable	9,546	68,227
Total	$20,432	$134,773

8.	Due To Related Party

	June 30,	December 31,
	2015	2014
Mr. Dishan Guo	$1,893,477	$1,711,061

The amount due to Mr. Dishan Guo is unsecured with no stated interest and is payable on demand. The amount due as of June 30, 2015, represents amounts accumulated since 2007 used to pay daily operating expenses and professional fees. In May of 2014, $1,507,429 was paid to Mr. Dishan Guo per his demand.

9.	Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiary and affiliated entity incorporated in the PRC are subject to enterprise income taxes in the PRC. The Company’s applicable enterprise income tax rate in PRC is 25% of its net income.

For the six months ended June 30, 2015 and 2014, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $14.5 million as of June 30, 2015 of the Company’s affiliated entity that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2009 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

10.	Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $8,506 and $6,321 for the six months ended June 30, 2015 and 2014, respectively. The pension expense was $4,096 and $3,112 for the three months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, there were 5,538,002 shares of Common Stock issued and outstanding, respectively.

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

JUNE 30, 2015 AND DECEMBER 31, 2014

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

JUNE 30, 2015 AND DECEMBER 31, 2014

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At June 30, 2015, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

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

JUNE 30, 2015 AND DECEMBER 31, 2014

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

JUNE 30, 2015 AND DECEMBER 31, 2014

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

JUNE 30, 2015 AND DECEMBER 31, 2014

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

12.	Commitments and Contingencies (continued)

As of June 30, 2015, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2015	$144,927
2016	31,413
$176,340

During the three and six months ended June 30, 2015, rent expenses amounted to $128,697 and $262,215, respectively, of which $118,922 and $236,955 was recorded as cost of sales, respectively

During the three and six months ended June 30, 2014, rent expenses amounted to $637,013 and $1,293,813, respectively, of which $619,430 and $1,258,935 was recorded as cost of sales, respectively.

13.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the three and six months ended June 30, 2015 and 2014.

At June 30, 2015 and December 31, 2014, there was one supplier of consignment snacks and drinks in the amount of $26,639 and $45,283, respectively, which accounted for 100% and 100% of the Company’s accounts payable.

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

JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

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

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
BASIC
Numerator for basic loss per share attributable to the Company’s common stockholders:
Net loss	$(671,925)	$(2,667,212)	$(1,222,257)	$(56,943)
Net loss used in computing basic earnings per share	$(671,925)	$(2,667,212)	$(1,222,257)	$(56,943)

Basic weighted average shares outstanding	5,538,002	5,138,002	5,538,002	5,138,002
Basic loss per share	$(0.12)	$(0.52)	$(0.22)	$(0.01)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
DILUTED
Numerator for diluted earnings (loss) per share attributable to the Company’s common stockholders:
Net loss	$(671,925)	$(2,667,212)	$(1,222,257)	$(56,943)
Net loss used in computing diluted earnings per share	$(671,925)	$(2,667,212)	$(1,222,257)	$(56,943)

Diluted weighted average shares outstanding	5,538,002	5,138,002	5,538,002	5,138,002
Diluted loss per share	$(0.12)	$(0.52)	$(0.22)	$(0.01)

16.	Segment Information

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

During the second quarter of 2015, our focus was on existing cafes. However, our business environment had been very challenging. We are gradually losing members due to the expanded coverage of 4G network and free Wi-Fi services, the availability of smart phones and tablets and the increasing popularity of mobile games. We expect our future growth to be driven by a number of factors and trends including:

1. Our ability to improve our service to our customers by providing enjoyable entertainment environment.

2. Our ability to optimize our existing internet cafes.

3. Our ability to identify and acquire target companies for joint venture in the coming years.

4. Our ability to identify and invest in other business opportunities.

For the three months ended June 30, 2015, our revenue was approximately $0.28 million and our net loss was roughly $0.67 million, representing decreases of 94% and 75%, respectively, from the revenue of roughly $4.7 million and net loss of approximately $2.67 million for the three months ended June 30, 2014.

The discussion below of our performance is based upon our unaudited financial statements for the second quarter ended June 30, 2015 and 2014, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

Improved Disposable Income. We believe as the Shenzhen municipal government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

Continued Internet Café Use. Our business may be adversely affected by increased 4G network. We believe, however, people prefer playing videos and games on a computer’s screen than on the smaller screen of a cell phone. In addition, young people in the PRC prefer internet cafes because they are also a social place for them. We expect the preference will continue and provide sustainable business.

Customer Loyalty. As we expand our operations, developing and maintaining customer loyalty will be critical to revenue growth.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

	For The Three Months Ended June 30,
	2015		2014		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	$284,408	100%	$4,705,765	100%	-4,421,357	-94%
Cost of revenue	766,317	269%	4,284,254	91%	-3,517,937	-82%
Gross profit (loss)	-481,909	-169%	421,511	9%	-903,420	-214%

Operating Expenses
General and administrative expenses	174,103	61%	139,471	3%	34,632	25%
Loss on disposal of equipment	23,012	0%	2,932,867	62%	-2,909,855	-99%
Total operating expenses	197,115	69%	3,072,338	65%	-2,875,223	-94%

Loss from operations	-679,024	-239%	-2,650,827	-56%	1,971,803	-74%

Non-operating income (expenses)
Interest income	20,567	7%	33,514	1%	-12,947	-39%
Interest expenses	-	0%	-3,365	0%	3,365	-100%
Other expenses	-13,468	-5%	-46,534	-1%	33,066	-71%
Total non-operating income (expenses)	7,099	2%	-16,385	0%	23,484	-143%

Net loss before income taxes	-671,925	-236%	-2,667,212	-57%	1,995,287	-75%
Income taxes	-	-	-	-	-	-
Net loss attributable to China Internet Cafe Holdings Group, Inc.	-671,925	-236%	-2,667,212	-57%	1,995,287	-75%

Net loss attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$-671,925	-236%	$-2,667,212	-57%	1,995,287	-75%

Other comprehensive loss
Net loss	$-671,925	-236%	-2,667,212	-57%	1,995,287	-75%
Foreign currency translation	81,718	29%	67,459	1%	14,259	21%
Net Comprehensive loss	$-590,207	-208%	$-2,599,753	-55%	2,009,546	-77%

Comparison of Three Months Ended June 30, 2015 and 2014

Revenue

Our revenue is primarily generated from prepaid fees in IC cards and member accounts which include stored value that will be deducted based on time usage of computers at our internet cafes. Our revenue decreased approximately $4.42 million, or 94%, from approximately $4.71 million for the three months ended June 30, 2014 to $0.28 million for the three months ended June 30, 2015. The decrease in revenue was due to a substantial decrease in the number of our internet cafes. During the year of 2014, we closed five internet cafes located in areas with many new internet cafes in April due to deteriorating business resulting from fierce competitions from these new internet cafes, and temporarily closed 17 internet cafes for renovation during the second quarter which were further suspended in the third quarter for incompliance with fire control regulations along with additional 20 internet cafes. As of December 2014, we had closed an aggregate of 51 internet cafes. In order to adapt to market changes and improve our revenue, we will focus on optimizing our existing profitable internet cafes and expanding our businesses to other cities and provinces during 2015. We expect a recover in revenue once the optimization and expansion of our business take effect.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales for the three months ended June 30, 2015 decreased approximately $3.52 million, or 82%, to approximately $0.77 million from approximately $4.28 million for the same period in 2014. The decrease was mainly attributed to decrease in the number of our internet cafes.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Our gross profit decreased by approximately $0.90 million, or 214%, to a loss of approximately $0.48 million for the three months ended June 30, 2015 from a profit of approximately $0.42 million for the same period in 2014. Gross loss as a percentage of sales was 169% for the three months ended June 30, 2015, as compared to gross profit margin of 9% for 2014. The decrease in our gross profit margin was because there was a significant decrease in revenue while the cost of revenue did not decrease proportionately.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of overhead of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses decreased by approximately $2.88 million, or 94%, to approximately $0.20 million for the three months ended June 30, 2015 from approximately $3.07 million for the same period in 2014.

The decrease was primarily due to a decrease of approximately $2.9 million in loss on disposal of property and equipment. During the second quarter of 2014, we installed 12,659 new computers in our cafes and disposed of all café computers installed before 2012. We expect our operating expenses to remain at the current level.

Non-Operating Income/Expenses

Our other income was $7,099 for the three months ended June 30, 2015 as compared to a loss of approximately $16,385for the same period in 2014. The change was due to the decrease in other expenses.

Income (Loss) before Income Taxes

Loss before income taxes for the three months ended June 30, 2015 was approximately $0.67 million, a decrease of approximately $2 million, or 75%, from approximately $2.67 million for the same period in 2014. The change was mainly attributable to the decrease in operating expenses.

Income Taxes

Our income taxes were $0 for the three months ended June 30, 2015 and 2014 primarily due to the loss from operations.

Net Loss

Our net loss for the three months ended June 30, 2015 was approximately $0.67 million, a decrease of approximately $2 million, or 75%, from net loss of approximately $2.67 million for the same period in 2014 as a result of the factors described above.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

	For The Six Months Ended June 30,
	2015		2014		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	$661,272	100%	$12,365,107	100%	-11,703,835	-95%
Cost of revenue	1,571,028	238%	8,371,806	68%	-6,800,778	-81%
Gross profit (loss)	-909,756	-138%	3,993,301	32%	-4,903,057	-123%

Operating Expenses
General and administrative expenses	316,501	48%	250,000	2%	66,501	27%
Loss on disposal of property and equipment	23,012	3%	2,932,867	24%	-2,909,855	10%
Total operating expenses	339,513	51%	3,182,867	26%	-2,843,354	-89%

Income (loss) from operations	-1,249,269	-189%	810,434	7%	-2,059,703	-254%

Non-operating income
Interest income	40,505	6%	68,880	1%	-28,375	-41%
Interest expenses	-	0%	-7,044	0%	7,044	-100%
Other expenses	-13,493	-2%	-46,851	0%	33,358	-71%
Total non-operating income	27,012	4%	14,985	0%	12,027	80%

Net income (loss) before income taxes	-1,222,257	-185%	825,419	7%	-2,047,676	-248%
Income taxes	-	0%	882,362	7%	-882,362	-100%
Net loss attributable to China Internet Cafe Holdings Group, Inc.	-1,222,257	-185%	-56,943	0%	-1,165,314	2046%

Net loss attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$-1,222,257	-185%	$-56,943	0%	-1,165,314	2046%

Other comprehensive loss
Net loss	$-1,222,257	-185%	-56,943	0%	-1,165,314	2046%
Foreign currency translation	199,930	30%	-322,655	-3%	522,585	-162%
Net Comprehensive loss	$-1,022,327	-155%	$-379,598	-3%	-642,729	169%

Comparison of Six Months Ended June 30, 2015 and 2014

Revenue

Our revenue is primarily generated from prepaid fees in IC cards and member accounts which include stored value that will be deducted based on time usage of computers at our internet cafes. Our revenue decreased approximately $11.70 million, or 95%, from approximately $12.37 million for the six months ended June 30, 2014 to $0.66 million for the six months ended June 30, 2015. The decrease in revenue was due to a substantial decrease in the number of our internet cafes. During the year of 2014, we closed five internet cafes located in areas with many new internet cafes in April due to deteriorating business resulting from fierce competitions from these new internet cafes, and temporarily closed 17 internet cafes for renovation during the second quarter which were further suspended in the third quarter for incompliance with fire control regulations along with additional 20 internet cafes. As of December 2014, we had closed an aggregate of 51 internet cafes. In order to adapt to market changes and improve our revenue, we will focus on optimizing our existing profitable internet cafes and expanding our businesses to other cities and provinces during 2015. We expect a recover in revenue once the optimization and expansion of our business take effect..

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales for the six months ended June 30, 2015 decreased approximately $6.80 million, or 81%, to approximately $1.57 million from approximately $8.37 million for the same period in 2014. The decrease was mainly attributed to decrease in the number of our internet cafes.

Gross Profit

Gross profit is the difference between revenue and cost of revenue. Our gross profit decreased by approximately $4.9 million, or 123%, to a loss of approximately $0.9 million for the six months ended June 30, 2015 from a profit of approximately $3.99 million for the same period in 2014. Gross loss as a percentage of sales was 138% for the six months ended June 30, 2015, as compared to gross profit margin of 32% for 2014. The decrease in our gross profit margin was because there was a significant decrease in revenue while the cost of revenue did not decrease proportionately.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of overhead of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses decreased by approximately $2.84 million, or 123%, to approximately $0.34 million for the six months ended June 30, 2015 from approximately $3.18 million for the same period in 2014.

The decrease was primarily due to a decrease of approximately $2.91 million in loss on disposal of property and equipment. During the second quarter of 2014, we installed 12,659 new computers in our cafes and disposed of all café computers installed before 2012. We expect the operating expenses to remain at the current level.

Non-operating Income/Expenses

Our other income was $27,012 for the six months ended June 30, 2015 as compared with non-operating income of $14,985 for the same period in 2014. The increase was due to the decrease in other expenses.

Income (Loss) before Income Taxes

Loss before income taxes for the six months ended June 30, 2015 was approximately $1.22 million, a decrease of approximately $2.05 million, or 248%, from net income before income taxes of approximately $0.83 million for the same period in 2014. The change was mainly attributable to the decrease in revenue.

Income Taxes

Our income taxes decreased by approximately $0.88 million to approximately $0 for the six months ended June 30, 2015 from approximately $0.88 million for the same period in 2014, primarily due to the loss from operations.

Net Loss

Our net loss for the six months ended June 30, 2015 was approximately $1.22 million, an increase of $1.17 million, or 2,046%, from net loss of approximately $0.06 million for the same period in 2014 as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of approximately $23.2 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

Cash Flow	Six Months Ended June 30,
	2015	2014

Net cash provided (used) by operating activities	$(758,518)	$2,409,058
Net cash used by investing activities	(2,692)	(17,430,225)
Net cash flows used by financing activities	-	(162,874)
Effect of foreign currency translation on cash and cash equivalents	191,083	(254,558)
Net cash flows	(570,127)	(15,438,599)

Operating Activities

Net cash used in operating activities was approximately $0.76 million for the six months ended June 30, 2015 as compared to net cash provided by operating activities of approximately $2.41 million for the same period in 2014. The change was mainly attributable to the net loss in operations in the second quarter of 2015.

Investing Activities

Net cash used in investing activities was $2,692 for the six months ended June 30, 2015 compared with approximately $17.4 million for the same period of 2014. The change was mainly because we purchased 12,659 new café computers for approximately $17.6 million during the second quarter of 2014.

Financing Activities

Net cash used in financing activities was $0 for the six months ended June 30, 2015 as compared to $0.16 million for the same period of 2014. In June of 2014, we paid off our short-term loan of approximately $0.16 million.

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened in 2012. The Company closed 51 internet cafes during the year of 2014. In total, as of June 30, 2015, the Company owned 11 internet cafes within Shenzhen, Guangdong.

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the six months ended June 30, 2015 and 2014, the commission income was approximately $25,337 and $203,995, respectively, less than 4% and 1% of total revenue.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts received for ID cards. The outstanding customer balances are $158,271 and $131,013 as of June 30, 2015 and December 31, 2014, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended June 30, 2015.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2015	June 30, 2014	December 31, 2014
Period-end RMB : USD exchange rate	6.0888	-	6.1385
Six months average RMB : USD exchange rate	6.1128	6.1397	-

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness identified in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

Date: August 14, 2015	By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

