Form 10-Q
period 2015-09-30
China Internet Cafe Holdings Group, Inc.
filed 2015-12-16
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 20, 2015, there were 5,538,002 shares of $0.00001 par value common stock issued and outstanding.

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

FORM 10-Q

2

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

3

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$21,692,322	$23,789,211
Rental deposit	41,361	62,222
Equipment deposit	460,689	3,226
Total current assets	22,194,372	23,854,659

Property, plant and equipment, net	751,337	1,882,823
Rental deposit-long-term portion	38,686	32,255
Total assets	$22,984,395	$25,769,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,144	$45,283
Registration penalties payable	641,200	641,200
Deferred revenue	155,789	131,013
Payroll and payroll related liabilities	84,180	349,866
Income and other taxes payable	18,246	134,773
Accrued expenses	247,217	287,666
Amount due to a shareholder	1,918,560	1,711,061
Dividend payable on preferred stock	186,565	186,565
Total current liabilities	3,272,901	3,487,427

Stockholders' Equity:

Common stock ($0.00001 par value, 20,000,000 shares authorized, 5,538,002 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	55	55
Additional paid-in capital	6,232,961	6,232,961
Statutory surplus reserves	718,744	718,744
Retained earnings	10,989,694	12,760,296
Accumulated other comprehensive income	1,770,040	2,570,254
Total stockholders’ equity	19,711,494	22,282,310
Total liabilities and stockholders’ equity	$22,984,395	$25,769,737

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$915,095	$13,788,938	$253,823	$1,423,831
Cost of revenue	2,322,585	13,148,341	751,557	4,776,535
Gross profit (loss)	(1,407,490)	640,597	(497,734)	(3,352,704)
Operating Expenses
General and administrative expenses	397,443	880,916	80,942	630,916
(Gain) Loss on disposal of property and equipment	9,270	2,930,003	(13,742)	-
Total operating expenses	406,713	3,810,919	67,200	630,916

Loss from operations	(1,814,203)	(3,170,322)	(564,934)	(3,983,620)

Non-operating income
Interest income	60,237	90,194	19,732	21,314
Interest expense	-	(7,037)	-	-
Other income (expenses)	(16,636)	(46,842)	(3,143)	9
Total non-operating income	43,601	36,315	16,589	21,323

Loss before income taxes	(1,770,602)	(3,134,007)	(548,345)	(3,962,297)
Income taxes	-	981,469	-	-
Net loss	(1,770,602)	(4,115,476)	(548,345)	(3,962,297)

Net loss attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$(1,770,602)	$(4,115,476)	$(548,345)	$(3,962,297)

Other comprehensive loss
Net loss	$(1,770,602)	$(4,115,476)	$(548,345)	$(3,962,297)
Foreign currency translation	(800,214)	(304,909)	(840,719)	17,746
Total comprehensive loss	$(2,570,816)	$(4,420,385)	$(1,389,064)	$(3,944,551)

Loss per share
- Basic	$(0.32)	$(0.78)	$(0.10)	$(0.72)
- Diluted	$(0.32)	$(0.78)	$(0.10)	$(0.72)
Weighted average common stock outstanding
- Basic	5,538,002	5,258,148	5,538,002	5,494,524
- Diluted	5,538,002	5,258,148	5,538,002	5,494,524

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Amount	Paid-in Capital	Statutory Reserves	Retained Earnings	Comprehensive Income	Stockholders' Equity
Balance at January 1, 2015	5,538,002	$55	$6,232,961	$718,744	$12,760,296	$2,570,254	$22,282,310
Net loss for the period	-	-	-	-	(1,770,602)	-	(1,770,602)
Foreign currency translation difference	-	-	-	-	-	(800,214)	(800,214)
Balance at September 30, 2015	5,538,002	$55	$6,232,961	$718,744	$10,989,694	$1,770,040	$19,711,494

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,770,602)	$(4,115,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Advisory fee	-	500,000
Depreciation	966,231	5,167,553
Amortization	-	34,732
Loss on disposal of property and equipment	9,270	2,930,004
Deferred tax assets	-	77,200

Changes in operating assets and liabilities:
Rental deposit	11,699	32,449
Inventory	-	35,992
Accounts payable	(23,315)	(144,260)
Deferred revenue	30,132	(797,470)
Payroll and payroll related liabilities	(261,790)	(14,551)
Income and other taxes payable	(115,472)	(909,002)
Accrued expenses	(38,827)	(214,699)
Amount due to a shareholder	207,204	(1,343,754)
Net cash provided (used) by operating activities	(985,470)	1,238,718

Cash flows from investing activities
Increase of property, plant and equipment	(2,671)	(18,163,789)
Proceeds from the sale of equipment	128,338	458,304
Deposits paid for property, plant and equipment	(471,922)	-
Net cash used by investing activities	(346,255)	(17,705,485)

Cash flows from financing activities
Short term loan repayments	-	(162,715)
Net cash flows used by financing activities:	-	(162,715)

Effect of foreign currency translation on cash	(765,164)	(260,286)

Net decrease in cash and cash equivalents	(2,096,889)	(16,889,768)
Cash and cash equivalents - beginning of period	23,789,211	40,241,459
Cash and cash equivalents - end of period	$21,692,322	$23,351,691

Cash paid during the period for:
Interest paid	$-	$7,037
Income taxes paid	$-	$1,443,851

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened in 2012. The Company closed 51 internet cafes during the year of 2014. In total, as of September 30, 2015, the Company owned 11 internet cafes within Shenzhen, Guangdong.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the nine months ended September 30, 2015 and 2014, the commission income was $32,674 and $238,637, respectively, less than 5% and 2% of total revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

i. The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii. The date at which the counterparty’s performance is complete.

(k)	Equipment deposits

The Company prepaid renovation deposits amount of $460,689 to renovate its two existing internet cafes in the third quarter of 2015. The Company prepaid equipment deposits amount of $3,226 to purchase fire protection systems for its headquarters in Shenzhen in 2012 and the provider did not obtain the inspection of the fire protection system as of December 31, 2014.

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

Deferred revenue represents unused balances of the prepaid amounts received for ID cards. The Outstanding customer balances are $155,789 and $131,013 as of September 30, 2015 and December 31, 2014, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended September 30, 2015.

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

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

The carrying amount of the VIE’s’ assets and liabilities are as follows:

	September 30, 2015	December 31, 2014
Current assets and Long term rental deposit	$22,216793	$23,871,651
Property, plant and equipment	751,339	1,882,823
Total assets	22,968,132	25,754,474
Total liabilities	(5,869,967)	(6,453,674)
Net assets	$17,098,165	$19,300,800

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	September 30, 2015	September 30, 2014	December 31, 2014
Period-end RMB : USD exchange rate	6.3538	-	6.1385
Nine months average RMB : USD exchange rate	6.1606	6.1457	-

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

As of September 30, 2015 and December 31, 2014, the statutory surplus reserves of Zhonghefanda and Junlong reached 50% of the registered capital of the subsidiary and the Company was not required to allocate any further amount to it.

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

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

In April 2015, The FASB issued ASU 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this ASU provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. Employee benefit plans are not within the scope of the amendments.

If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (e.g., changes in market prices or interest rates).

If an entity applies the practical expedient and a contribution is made between the month-end date used to measure defined benefit plan assets and obligations and the entity’s fiscal year-end, the entity should not adjust the fair value of each class of plan assets for the effects of the contribution. Instead, the entity should disclose the amount of the contribution to permit reconciliation of the total fair value of all the classes of plan assets in the fair value hierarchy to the ending balance of the fair value of plan assets.

An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this ASU.

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. The amendments should be applied prospectively. The adoption of ASU 2015-04 is not expected to have any material impact on the Company's consolidated financial statements.

3.	Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	September 30,	December 31,
	2015	2014

Cash and cash equivalents at bank	$21,682,138	$23,770,744
Cash on hand	10,184	18,467
	$21,692,322	$23,789,211

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2015 and December 31, 2014, $21,669,207 and $23,758,813 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $1,519 and $528 of the Company's cash and cash equivalents were held by Chase Bank, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

4.	Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	September 30,	December 31,
	2015	2014

Leasehold improvements	$690,336	$774,906
Cafe computers equipment and hardware	1,711,518	2,224,223
Cafe furniture and fixtures	148,205	185,225
Office furniture, fixtures and equipment	129,836	139,541
Motor vehicles	468,058	484,475
	$3,147,953	$3,808,370
Less: Accumulated depreciation	(2,396,616)	(1,925,547)
Property, plant and equipment, net	$751,337	$1,882,823

For the nine months ended September 30, 2015, depreciation expense amounted to $966,231, of which $881,737 and $84,494 were recorded as cost of sales and general and administrative expense, respectively.

5.	Loss on Disposal of Equipment

On June 9, 2015, the Company relocated its headquarter and disposed all leasehold improvements of previous headquarter. In September 2015, the Company was renovating two internet cafes and disposed all their computers equipment and furniture with proceeds amount of $128,338. As of September 30, 2015, the loss of disposal of leasehold improvements as following:

September 30, 2015
Disposal of leasehold improvements	$62,813
Disposal of Café computers and equipment	487,893
Accumulated deprecation	413,098
Proceed from sales of café computers and equipment	128,338
Loss on disposal	$9,270

6.	Short Term Loan

On June 13, 2013, the Company entered into a loan agreement with China Construction Bank for $162,288 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate is approximately 9%. The loan was paid in full on June 12, 2014.

For the nine months ended September 30, 2015 and 2014, the interest expense on this loan was nil and $7,037, respectively.

7.	Income and Other Taxes Payable

Income and other tax payables consist of the following:

	September 30, 2015	December 31, 2014
Value added taxes	$7,532	$60,917
Income tax	-	-
Withholding individual income tax payable	2,277	5,629
Other tax payable	8,437	68,227
Total	$18,246	$134,773

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

8.	Due To Related Party

	September 30,	December 31,
	2015	2014
Mr. Dishan Guo	$1,918,560	$1,711,061

The amount due to Mr. Dishan Guo is unsecured with no stated interest and is payable on demand. The amount due as of September 30, 2015, represents amounts accumulated since 2007 used to pay daily operating expenses and professional fees. In May 2014, $1,507,429 was paid to Mr. Dishan Guo per his demand.

9.	Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiary and affiliated entity incorporated in the PRC are subject to enterprise income taxes in the PRC. The Company’s applicable enterprise income tax rate in PRC is 25% of its net income.

For the nine months ended September 30, 2015 and 2014, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $14.0 million as of September 30, 2015 of the Company’s affiliated entity that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2009 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

10.	Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $11,775 and $9,223 for the nine months ended September 30, 2015 and 2014, respectively. The pension expense was $3,269 and $2,902 for the three months ended September 30, 2015 and 2014, respectively.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

11.	Stockholders’ Equity (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

11.	Stockholders’ Equity (continued)

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At September 30, 2015, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

11.	Stockholders’ Equity (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

11.	Stockholders’ Equity (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

11.	Stockholders’ Equity (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

11.	Stockholders’ Equity (continued)

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

As of September 30, 2015, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2015	$115,977
2016	236,237
2017	169,347
$521,561

During the three and nine months ended September 30, 2015, rent expenses amounted to $123,891 and $386,106, respectively, of which $116,161 and $353,116 was recorded as cost of sales, respectively

During the three and nine months ended September 30, 2014, rent expenses amounted to $638,047 and $1,931,860, respectively, of which $618,450and $1,877,385 was recorded as cost of sales, respectively.

13.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the three and nine months ended September 30, 2015 and 2014.

At September 30, 2015 and December 31, 2014, there was one supplier of consignment snacks and drinks in the amount of $21,144 and $45,283, respectively, which accounted for 100% and 100% of the Company’s accounts payable.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

14.	Operating Risk and Uncertainties (continued)

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

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
BASIC
Numerator for basic loss per share attributable to the Company’s common stockholders:
Net loss	$(548,345)	$(3,962,297)	$(1,770,602)	$(4,115,476)
Net loss used in computing basic earnings per share	$(548,345)	$(3,962,297)	$(1,770,602)	$(4,115,476)

Basic weighted average shares outstanding	5,538,002	5,494,524	5,538,002	5,258,148
Basic loss per share	$(0.10)	$(0.72)	$(0.32)	$(0.78)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
DILUTED
Numerator for diluted earnings (loss) per share attributable to the Company’s common stockholders:
Net loss	$(548,345)	$(3,962,297)	$(1,770,602)	$(4,115,476)
Net loss used in computing diluted earnings per share	$(548,345)	$(3,962,297)	$(1,770,602)	$(4,115,476)

Diluted weighted average shares outstanding	5,538,002	5,494,524	5,538,002	5,258,148
Diluted loss per share	$(0.10)	$(0.72)	$(0.32)	$(0.78)

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

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

During the third quarter of 2015, our focus was on existing cafes. However, our business environment had been very challenging. We are gradually losing members due to the expanded coverage of 4G network and free Wi-Fi services, the availability of smart phones and tablets and the increasing popularity of mobile games. We expect our future growth to be driven by a number of factors and trends including:

1. Our ability to improve our service to our customers by providing an enjoyable entertainment environment.

2. Our ability to optimize our existing internet cafes.

3. Our ability to identify and acquire target companies for joint ventures in the coming years.

4. Our ability to identify and invest in other business opportunities.

For the three months ended September 30, 2015, our revenue was approximately $0.25 million and our net loss was roughly $0.55 million, representing decreases of 82% and 86%, respectively, from the revenue of roughly $1.42 million and net loss of approximately $3.96 million for the three months ended September 30, 2014.

The discussion below of our performance is based upon our unaudited financial statements for the third quarter ended September 30, 2015 and 2014, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

Improved Disposable Income. We believe as the Shenzhen municipal government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

Continued Internet Café Use. Our business may be adversely affected by increased 4G network. We believe, however, people prefer playing videos and games on a computer screen than on the smaller screen of a cell phone. In addition, young people in the PRC prefer internet cafes because they are also a social place for them. We expect the preference will continue and provide sustainable business.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	For Three Months Ended
	September 30,
	2015		2014		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	$253,823	100%	$1,423,831	100%	-1,170,008	-82%
Cost of revenue	751,557	296%	4,776,535	335%	-4,024,978	-84%
Gross loss	-497,734	-196%	-3,352,704	-235%	2,854,970	-85%

Operating Expenses
General and administrative expenses	80,942	32%	630,916	44%	-549,974	-87%
Loss on disposal of equipment	-13,742	-5%	-	0%	-13,742	100%
Total operating expenses	67,200	26%	630,916	44%	-563,716	-89%

Loss from operations	-564,934	-223%	-3,983,620	-280%	3,418,686	-86%

Non-operating income (expenses)
Interest income	19,732	8%	21,314	1%	-1,582	-7%
Other income (expenses)	-3,143	-1%	9	0%	-3,152	-35022%
Total non-operating expenses	16,589	7%	21,323	1%	-4,734	-22%

Net loss before income taxes	-548,345	-216%	-3,962,297	-278%	3,413,952	-86%
Income taxes	-	-	-	-	-	-
Net loss attributable to China Internet Cafe Holdings Group, Inc.	-548,345	-216%	-3,962,297	-278%	3,413,952	-86%

Net loss attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$-548,345	-216%	$-3,962,297	-278%	3,413,952	-86%

Other comprehensive loss
Net loss	$-548,345	-216%	-3,962,297	-278%	3,413,952	-86%
Foreign currency translation	-840,719	-331%	17,746	1%	-858,465	-4838%
Net Comprehensive loss	$-1,389,064	-547%	$-3,944,551	-277%	2,555,487	-65%

Comparison of Three Months Ended September 30, 2015 and 2014

Revenue

Our revenue is primarily generated from prepaid fees for time usage at our internet cafes. The prepaid fees may be stored either in prepaid IC cards, or in member accounts associated with a member’s ID card. Amounts are deducted based on time usage of computers at our Internet cafes. Our revenue decreased approximately $1.17 million, or 82%, from approximately $1.42 million for the three months ended September 30, 2014 to $0.25 million for the three months ended September 30, 2015. The decrease in revenue was due to a substantial decrease in the number of our internet cafes. During the year of 2014, we closed an aggregate of 51 Internet cafes due to deteriorating businesses and increasing competition, including 22 in the second quarter and 29 in the third and fourth quarters of 2014. In addition, during the quarter ended September 30, 2015, we temporarily closed two internet cafes for renovation. In order to adapt to market changes and improve our revenue, our focus will still be on the optimization of our existing profitable internet cafes and possible expansion of our businesses to other cities and provinces. We expect but not guarantee a recover in revenue once the optimization and expansion of our business take effect.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales for the three months ended September 30, 2015 decreased by approximately $4.02 million, or 84%, to approximately $0.75 million from approximately $4.78 million for the same period in 2014. The decrease was mainly attributed to decrease in the number of our internet cafes.

Gross Loss

Gross profit (loss) is the difference between revenue and cost of revenue. Our gross loss decreased by approximately $2.85 million, or 85%, to a loss of approximately $0.49 million for the three months ended September 30, 2015 from a loss of approximately $3.35 million for the same period in 2014. Gross loss as a percentage of sales was 169% for the three months ended September 30, 2015, as compared to gross loss margin of 235% for 2014. The decrease in our gross loss margin was because there was a significant decrease in revenue and the cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of overhead of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses decreased by approximately $0.56 million, or 89%, to approximately $0.06 million for the three months ended September 30, 2015 from approximately $0.63 million for the same period in 2014. The decrease was primarily due to a decrease in the number of our internet cafes. The trend of our operating expenses may keep current situation, we do not guarantee that our operating expenses will be stable in the future.

Non-Operating Income/Expenses

Our other income was $16,589 for the three months ended September 30, 2015 as compared to a profit of approximately $21,323 for the same period in 2014. The change was primarily due to the increase in other expenses.

Income (Loss) before Income Taxes

Loss before income taxes for the three months ended September 30, 2015 was approximately $0.55 million, a decrease of approximately $3.41 million, or 86%, from a loss of approximately $3.96 million for the same period in 2014..

Income Taxes

Our income taxes were $0 for the three months ended September 30, 2015, which remains unchanged from the same period in 2014. This is primarily due to the loss from operations.

Net Loss

Our net loss for the three months ended September 30, 2015 was approximately $0.55 million, an increase of approximately $3.41 million, or 86%, from net loss of approximately $3.96 million for the same period in 2014 as a result of the factors described above.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	For The Nine Months Ended
	September 30,
	2015		2014		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	$915,095	100%	$13,788,938	100%	-12,873,843	-93%
Cost of revenue	2,322,585	254%	13,148,341	95%	-10,825,756	-82%
Gross profit (loss)	-1,407,490	-154%	640,597	5%	-2,048,087	-320%

Operating Expenses
General and administrative expenses	397,443	43%	880,916	6%	-483,473	-55%
Loss on disposal of property and equipment	9,270	1%	2,930,003	21%	-2,920,733	10%
Total operating expenses	406,713	44%	3,810,919	28%	-3,404,206	-89%

Loss from operations	-1,814,203	-198%	-3,170,322	-23%	1,356,119	-43%

Non-operating income
Interest income	60,237	7%	90,194	1%	-29,957	-33%
Interest expenses	-	0%	-7,037	0%	7,037	-100%
Other expenses	-16,636	-2%	-46,842	0%	30,206	-64%
Total non-operating income	43,601	5%	36,315	0%	7,286	20%

Net loss before income taxes	-1,770,602	-193%	-3,134,007	-23%	1,363,405	-44%
Income taxes	-	0%	981,469	7%	-981,469	-100%
Net loss attributable to China Internet Cafe Holdings Group, Inc.	-1,770,602	-193%	-4,115,476	-30%	2,344,874	-57%

Net loss attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$-1,770,602	-193%	$-4,115,476	-30%	2,344,874	-57%

Other comprehensive loss
Net loss	$-1,770,602	-193%	-4,115,476	-30%	2,344,874	-57%
Foreign currency translation	-800,214	-87%	-304,909	-2%	-495,305	162%
Net Comprehensive loss	$-2,570,816	-281%	$-4,420,385	-32%	1,849,569	-42%

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenue

Our revenue is primarily generated from prepaid fees for time usage at our internet cafes. The prepaid fees may be stored either in prepaid IC cards, or in member accounts associated with a member’s ID card. Amounts are deducted based on time usage of computers at our internet cafes.  Due to the reasons cited in the three month discussion above, our revenue decreased approximately $12.87 million, or 93%, from approximately $13.79 million for the nine months ended June 30, 2014 to $0.92 million for the nine months ended June 30, 2015. In order to adapt to market changes and improve our revenue, our focus will still be on the optimization of our existing profitable internet cafes and possible expansion of our businesses to other cities and provinces during 2015.We expect but not guarantee a recover in revenue once the optimization and expansion of our business take effect.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utility value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of sales for the nine months ended September 30, 2015 decreased approximately $10.83 million, or 82%, to approximately $2.32 million from approximately $13.15 million for the same period in 2014. The decrease was mainly attributed to decrease in the number of our internet cafes.

Gross Profit (Loss)

Gross profit is the difference between revenue and cost of revenue. Our gross profit decreased by approximately $2.05 million, or 320%, to a loss of approximately $1.41 million for the nine months ended September 30, 2015 from a profit of approximately $0.64 million for the same period in 2014. Gross loss as a percentage of sales was 154% for the nine months ended September 30, 2015, as compared to gross profit margin of 5% for 2014. The decrease in our gross profit margin was because there was a significant decrease in revenue and the cost of revenue, particularly a deeper decrease in revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of overhead of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses decreased by approximately $3.40 million, or 89%, to approximately $0.41 million for the nine months ended September 30, 2015 from approximately $3.81 million for the same period in 2014.

The decrease was primarily due to a decrease in the number of our internet cafes and a decrease of approximately $2.91 million in loss on disposal of property and equipment. During the second quarter of 2014, we installed 12,659 new computers in our cafes and disposed of all café computers installed before 2012. We expect our operating expenses will remain at the current level until the optimization and explanation of our business takes effect.

Non-operating Income/Expenses

Our other income was $43,601 for the nine months ended September 30, 2015 as compared with non-operating income of $36,315million for the same period in 2014. The increase was primarily due to the decrease in other expenses.

Loss before Income Taxes

Loss before income taxes for the nine months ended September 30, 2015 was approximately $1.78 million, an increase of approximately $1.36 million, or 44%, from net loss before income taxes of approximately $3.13 million for the same period in 2014. The change was mainly attributable to the decrease in revenue.

Income Taxes

Our income taxes decreased by approximately $0.98 million to $0 for the nine months ended September 30, 2015 from approximately $0.98 million for the same period in 2014, primarily due to the loss from operations.

Net Loss

Our net loss for the nine months ended September 30, 2015 was approximately $1.77 million, an increase of $2.34 million, or 57%, from net loss of approximately $4.12 million for the same period in 2014 as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of approximately $21.7 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

Cash Flow	Nine Months Ended September 30,
	2015	2014
Net cash provided (used) by operating activities	$(985,470)	$1,238,718
Net cash used by investing activities	(346,255)	(17,705,485)
Net cash flows used by financing activities	-	(162,715)
Effect of foreign currency translation on cash and cash equivalents	(765,164)	(260,286)
Net cash flows	(2,096,889)	(16,889,768)

Operating Activities

Net cash used in operating activities was approximately $0.99 million for the nine months ended September 30, 2015 as compared to net cash provided by operating activities of approximately $1.24 million for the same period in 2014. The change was mainly attributable to the net loss in operations during the nine months ended September 30, 2015.

Investing Activities

Net cash used in investing activities was $0.35 million for the nine months ended September 30, 2015 compared with approximately $17.71 million for the same period of 2014. The change was mainly because we purchased 12,659 new café computers during the second quarter of 2014.

Financing Activities

Net cash used in financing activities was $0 million for the nine months ended September 30, 2015 compared with $0.16 million for the same period of 2014. In June of 2014, we paid off our short-term loan of approximately $0.16 million (RMB 1,000,000) on its due date.

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes opened in 2007, 11 internet cafes opened in 2008, 5 internet cafes opened in 2009, 16 internet cafes opened in 2010, 15 internet cafes opened in 2011, and 3 internet cafes opened in 2012. The Company closed 51 internet cafes during the year of 2014. In total, as of September 30, 2015, the Company owned 11 internet cafes within Shenzhen, Guangdong.

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the nine months ended September 30, 2015 and 2014, the commission income was $32,674 and $238,637, respectively, less than 5% and 2% of total revenue.

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

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts received for ID cards. The outstanding customer balances are $155,789 and $131,013 as of September 30, 2015 and December 31, 2014, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended September 30, 2015.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	September 30, 2015	September 30, 2014	December 31, 2014
Period-end RMB : USD exchange rate	6.3538	-	6.1385
Nine months average RMB : USD exchange rate	6.1606	6.1457	-

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness identified in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	File herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

Date: December 16, 2015	By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

