Form 10-K
period 2015-12-31
China Internet Cafe Holdings Group, Inc.
filed 2016-05-12
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number: 000-52832

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0500738
State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2nd Floor Block 1, Xinzhongtai Cultural Pioneer Park, 1 Caiyun Road, Longcheng Blvd, Longgang District, Shenzhen City, Guangdong Province People’s Republic of China	518172
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-755-8989-6008

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2015 was approximately $560,964.81 (2,671,261 shares of common stock held by non-affiliates) based upon the closing price of $0.21 per share of common stock as quoted by OTCQB on June 30, 2015.

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

As of May 12, 2016, there are 5,538,002 shares of common stock, par value $0.00001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1.	Business.

Overview

We operate a chain of 9 internet cafés in Shenzhen, Guangdong, the People’s Republic of China (“PRC”) that are generally open 24 hours a day, seven days a week. We provide internet accesses at prices that we believe are affordable to both students and migrant workers. Although we sell snacks, drinks, and game access cards, over 97% of our revenue comes from selling access time to our computers. We sell internet café memberships to our customers. Members deposit money in their account, which will be deducted based on time usage of a computer at the internet café. We deduct the amount that reflects the access time used by a customer when the customer logs into his account on the computer.

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

During fiscal year of 2014, we started to gradually lose members due to the expanded coverage of 4G network and free Wi-Fi services, the availability of smart phones and tablets and the increasing popularity of mobile games. During the third quarter of 2014, the Ministry of Public Security (“MPS”) issued temporary suspension order to 37 of our internet cafes as a result of their non-compliance with fire control regulations and rules. As the buildings where these internet cafes were located were built without necessary fire control facilities and may not be renovated or restructured to meet the fire control regulations and rules, we eventually closed these internet cafes in the fourth quarter of 2014 to save expenses such as rent, salaries and utilities, etc. In addition, nine more internet cafes were closed in December 2014 as we decided their network and fire control facilities could not be upgraded pursuant to the requirements of MPS. Consequently, we currently operate 9 internet cafes in Shenzhen, Guangdong province, PRC.

Our Industry

Background on Internet Cafés in the PRC

According to the Survey of China Internet Café Industry by the Ministry of Culture in May 2015, the PRC had 129,289 internet cafés, with more than1,452,105 employees and contributing RMB 44,775,970,000 to China’s gross domestic product. According to an article entitled “China's online users more than double entire U.S. population”  written by Euan McKirdy on the CNN New Website on February 4, 2015, China has 649 million users in 2014, outnumbering the entire U.S. population two to one, thereby, putting China ahead of the United States as the world’s biggest internet market (Source:http://www.cnn.com/2015/02/03/world/china-internet-growth-2014/). According to the research published by China Internet Network Information Center (CNNIC) in January 2016, the amount of internet users in China by the end of June 2015 was 668 million, 124.25 million of which (18.6%) surf the internet via internet cafes (Source: http://www1.cnnic.cn/IDR/ReportDownloads/201601/P020160106496544403584.pdf).

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

Due to tightened regulations on the operations of internet cafés, the number of internet cafes in the PRC decreased by 1.3 % to 129,289 in 2014 from the prior year. (Source:http://zwgk.mcprc.gov.cn/auto255/201505/t20150525_30342.html). There are currently 7 chains which have licenses to operate nationally. They are Luzhou Internet Café Chain Company, Beijing Cultural Development Co.Ltd., Zhonglushikong Internet Café Chain Company, Wangtong Home Internet Café Chain Company, Renxiaoyao Internet Café Chain Company, Capital Networks Limited, Read Investment Holding Company

Computer Gaming Industry in China

According to the 2015 China Gaming Industry Report, the PRC gaming market rose 22.9% to RMB140,70 billion for 2015 from RMB114.48 billion for 2014 (http://news.4399.com/gonglue/pandian/jiedu/m/587517.html). Given the relatively low rate of computer ownership in the PRC as compared to western countries, management believes that Internet cafés are the primary distribution point for games in the PRC. A substantial number of game players access online games through internet cafés and these players are crucial for survival of internet cafés. ( see : http://blog.sina.com.cn/s/blog_4aff94ef01007zei.html).

The following diagram prepared by Morgan Stanley depicts the interdependent relations between online game developers and internet cafés. (Source: Ji Richard and Meeker, Mary. “Creating Consumer Value in Digital China” Morgan Stanley Equity Research Global. September 12, 2005.)

Given the popularity of internet cafés in China, it has been management’s experience that many online game companies had been reliant on internet cafés to expand their customer base in the past.  Many online game companies used to promote new products by allowing internet café customers to sample their new products in internet cafes.  In this way, online game operators were provided with an outlet to present their new products as well as receive feedback from those individuals who sample the products in the internet cafes.

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

Currently, we have 9 direct outlets in Shenzhen City, and we believe that the Company name has strong brand recognition in Shenzhen.  We recently closed two unprofitable outlets to save expenses and focus on our more profitable outlets.

Partnerships between Internet Cafés and Other Online Information Providers

Besides games, internet cafés are able to develop partnerships with other online information providers. These companies provide games as well as other information services. As can be seen by the chart below, these providers have significant revenues and profits.

	2015 Revenue
Company	Million US$	YOY	Net Profit (in Millions)	% Net	Market Cap (in Billions)

Tencent	$15,841	30%	$6,256	33.0%	$170.61
Netease	$3,520	94.7%	$1,040	41.6%	$18.46
ChangYou	$762	0.8%	$228	-%	$1.33
CICC	$1	-93%	-2.4	-88%	$0.007
Total	$21,123		$7,521.6		$191.1

(Source:http://tieba.baidu.com/p/4460366975))

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

Industry Risks

The principal risk the company faces is the risk associated with changes in government regulations regulating the internet or internet cafes.  For example, in the year 2000, an arson killed twenty-four individuals and injured several more in an internet café in Beijing.  After this event, the government released new regulations governing the operation of internet cafes, did not issue any new internet café operating licenses, and forced all internet cafes to temporarily close for safety purposes (http://news.sina.com.cn/z/wangba/index.shtml).  This type of action by the government could cause serious disruptions in our operations.  Additionally, the possibility of passing regulations limiting access to the internet could have a significant negative impact on our business. Please refer to our disclosure under the “Regulation” section on page 10 for more information on the current government regulations that may have an impact on the Internet, Internet café and online gaming industry. However, there are currently no government regulations that negatively impact our operations. On the contrary, current government regulations promote the expansion of our operations by encouraging the growth of large-scale chain internet cafes. Pursuant to the Rules on Recognition and Management of Internet Café Chain Enterprises promulgated by the Ministry of Culture, the PRC government encourages internet café chain enterprises to merge, acquire or control individual internet cafés and provides simplified and convenient procedures for changes in Internet Culture Operation Permits. Additionally, the PRC government requires counterparts of the Ministry of Culture at all levels to give priority to the development of internet café chain enterprises when planning the total number of internet cafés.

Our Growth Strategy

We are committed to enhancing our sales, profitability and cash flows. Our original plan was to expand in the southwestern provinces of China principally through the acquisition of local small chains, in order to meet the requirements of applying for a national chain license, which require 30 internet cafés in three provinces. Running internet cafés is a retail business. Internet cafés are located in highly populated areas so as to attract customers. Junlong’s internet cafés are located at busy and well attended areas such as industrial zones and business quarters. We conducted research in the south-western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan. As a result of this market research, we have identified the university areas in Sichuan and Chongqing, the residential areas and business quarters in Yunan and Guizhou as prime areas for the establishment of internet cafés. As such, our future expansion was focused on the south-western region of China.

However, our expansion plan was affected by the following trends:

•	Internet Café Industry Recession. Since 2013, the PRC experienced a recession in the internet café industry resulting in a decrease in customers (Source: http://www.cnnic.cn/gywm/xwzx/rdxw/2014/201401/W020140116475324694244.pdf, page 26.). We believe that this recession stems from the availability of more modern and affordable information and technology and communication tools such as mobile phones. If this trend were to continue and there is no discernible value proposition or relevance for internet cafes, then the demand for them will fall and we will not pursue our acquisition plans as aggressively.
•	Slowdown in Economy . Because most of our customers comprise migrant, low income workers, if the GDP growth in the PRC were to stall or continue its decline, manufacturing demand may fall, leading to less migrant workers and a decline in customer demand for our services. Unfortunately, the trend is that the PRC will likely see economic expansion in 2015 decelerate to 5.1% as slowdown in real estate investment continues resulting in more foreign enterprises being shuttered (Source: http://www.app111.com/doc/10147732.html). China is expected to post its worst annual economic growth in 25 years, according to a CNNMoney survey of economists. For 2016, economists are forecasting even weaker growth of 6.5%, according to the survey (http://money.cnn.com/2016/01/17/news/economy/china-2015-gdp-survey/)
•	The Surge of Non-licensed Internet Cafes. Recently we have noticed a surge in non-licensed internet cafes which are a direct threat to our business. These unlicensed cafes offer a cheaper alternative to our services because of lower overheads and if they are allowed to continue to proliferate, this will result in less customer demand for our services and accordingly impact our growth plans.

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

We want to fully develop our wholly-owned branches through effective integration of resources. Most of our current competitors that offer franchising simply provide a franchise license to entrepreneurs to get started in exchange for a yearly fee. Junlong, on the other hand, is deeply involved in the operational management of its company-owned cafés. After we obtain a national chain license, we will focus on developing high-end internet cafés in more developed cities to create new concepts of internet café operation such as operating cafes that provide food and beverage service as well as overnight accommodation. The high-end internet cafes that we plan to open in the future will house the most up-to-date computers and have private rooms for movie viewing and game play with surround sound capability. These high-end cafes will cater to individuals with disposable income exceeding that of our general customers, young low-income males and migrant workers.

We will seek to grow by improving our company structure. If our expansion plans were to resume, we plan to optimize our resources and operations by improving our company structure so that 20% of our internet cafés will be large stores, each with 300 or more computers mainly focusing on movies, high-end games and entertainment; 50% of cafés will be medium stores with 150 to 300 computers and a few movie suites focusing on high-end games; 10% of cafés will be small stores in the developed cities to spread our reputation with 100 to 150 computers. In order to penetrate the less developed cities, we want to open 20% of our stores in those cities.

Member Accounts

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

Software on the Computers

We have on average 117 computers in each location and a total of over 1,057 computers serving all 9 internet cafés. We install more than 1,000 online games on each of our computers. We also provide movies, music and online chatting software. We use Microsoft Word compatible software called “WPS,” which is a freeware provided by Kingsoft, a Chinese software company, so that we do not pay for the higher priced Microsoft Office license.

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

In the last few years there has been a decrease in the number of internet café users as a result of increased availability of internet connections at home ( see : http://blog.sina.com.cn/s/blog_4aff94ef01007zei.html). However, we believe that we will be able to maintain organic growth by providing quality services to our core customers. Even if someone has internet access in their home or dormitory, these locations do not provide the atmosphere and services provided by internet cafés. For example, if a computer is set up in the limited space of a dormitory, an additional internet connection would need to be purchased. A computer suitable for online gaming costs RMB 5,000 (approximately $760.47) or more. The monthly rent for an ADSL connection costs an additional RMB 100 (approximately $15.21) and even this may not be good enough for some online games such as WOW. In these types of games, there is a very important play mode called RAID, where, for example, 40 people are needed on a team to kill some monster in the dungeon. This requires all players to have very stable internet connections. A typical low-end computer and ADSL connection would suffer significant lags and cause performance issues. Internet cafés, on the other hand, can provide high speed computers and internet connections at much lower cost to the players.

If we are going to pursue our expansion plan we will open internet cafés around university areas in Sichuan and Chongqing. Students spend more time in internet cafés because their time is very flexible. We believe that major users of internet cafés in the future will be young game players.

Competition

The following are some of our local, regional and national competitors.

Local Competitors in Shenzhen

Shenzhen Bian Internet Co. Ltd.

Quansu Internet Café Chain Company.

Leyuan Internet Café Co. Ltd.

Chuangtianxia Internet Café Chain Company.

Chonglangzhe Internet Café Chain Company

Paopao Internet Café Co. Ltd.

National Competitors

Currently there are 7 national internet café chains:

•	Luzhou Internet Café Chain Company
•	Beijing Cultural Development Co., Ltd.
•	Zhonglushikong Internet Café Chain Company
•	Wangtong Home Internet Café Chain Company
•	Renxiaoyao Internet Café Chain Company
•	Capital Networks Limited
•	Reid Investment Holding Company

Intellectual Property

Trademark

Junlong owns the trademark Junlong, as specified in the Registration Certificate No. 4723040 issued by the Trademark Office under the State Administration of Industry and Commerce of the PRC. The registration is valid from January 28, 2009 to January 27, 2019.

Domain Name

We own and currently utilize the domain name, www.cncicc.com .

Software

The main piece of intellectual property for Junlong is the SAFLASH software. This software, developed on a Microsoft Windows platform, increases internet connection stability. Its automatic flow control prevents users from being disconnected when there is a disruption in internet traffic. The stability is a key requirement for online gamers.

Although there are no patents or copyrights for this software, it is only used internally on our computer systems and is not available for download. We also entered into a confidentiality agreement with our IT manager Zhenfan Li whose team developed this software. Our competitive advantage lies in continually maintaining SAFLASH to assure internet connection stability.  We estimate the costs associated with maintaining SAFLASH to be approximately RMB64,754 (approximately $ 10,000) per year. This cost only includes the salaries of software our engineers.

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

The Ministry of Culture of China is in charged of regulating national internet café chains. To obtain a license to operate a national internet café chain, an applicant must, among other things, (i) have a minimum registered capital of RMB 50 million, (ii) own or control at least 30 internet cafés, which shall cover at least three provinces or municipalities under direct administration of the State Council, and (iii) have been in full compliance with administrative regulations with respect to internet cafés for at least one year before submitting the application. Other requirements include having appropriate computer and ancillary facilities, necessary and qualified personnel and sound internal policy. Application for a national internet café chain shall be first made to the provincial counterpart of the Ministry of Culture. After preliminary approval, the provincial authority will submit the application to the Ministry of Culture for final approval. In rendering its approval, the authorities consider such factors as the then existing number of the internet café chains.  We believe that obtaining a national license will provide many advantages to the Company including increasing brand awareness throughout China and increasing access to profitable markets throughout China.  Obtaining the national chain license will not have an impact on any other government regulations to which we are subject and there are currently no government regulations that negatively impact our operations. On the contrary, current government regulations promote the expansion of our operations by encouraging the growth of large-scale chain Internet Cafes. Pursuant to the Rules on Recognition and Management of Internet Café Chain Enterprises promulgated by the Ministry of Culture (http://www.ccnt.gov.cn/xxfb/zwxx/ggtz/200909/t20090917_73276.html), the PRC government encourages internet café chain enterprises to merge, acquire or control individual internet cafés and provides simplified and convenient procedures for change in Internet Culture Operation Permits. Additionally, the PRC government requires counterparts of the Ministry of Culture at all levels to give priority to the development of internet café chain enterprises when planning the total number of internet cafés.

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

Although the Ministry of Culture suspended the issuance of new internet café licenses to individual operators in 2007, the government is encouraging presently licensed internet café chain companies to acquire and merge with smaller cafes and café chains. The government supports the growth of large internet café chains because regulation of the industry will become significantly easier with fewer large chains as opposed to hundreds of individually-operated cafes. We do not view this suspension as an impediment to our plans to open new internet cafes and obtain a license to operate a national Internet café chain.

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

Our Employees

As of May 12, 2016, we had 87 full time employees. The following table sets forth the number of employees by function:

Function	Number of Employees
Senior Management	10
Accounting	5
Staff employees	72
Total	87

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

Junlong currently leases 5 offices for its headquarters located at 2nd floor, Block 1, Xin Zhongtai Cultural Pioneer Park, No.1, Caiyun Road, Longcheng Blvd, Longgang District, Shenzhen City. The term of the lease is from December. 3, 2015 to December 2, 2017 and the annual rent is RMB240,000 (approximately$37,080).

Junlong also leases space from different entities or individuals for its 9 internet cafés. The rent we paid for all these leased spaces in the fiscal year ended December 31, 2015 was RMB2,778,638 (approximately $429,299).

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

Market Information

Since March 20, 2013, our common stock is quoted on the OTCQB under the ticker symbol “CICC.” From March 10, 2011 through March 19, 2013, our common stock was quoted on the OTC Bulletin Board under the symbol CICC.OB. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated, as reported on http://www.finance.yahoo.com.

	High	Low
Year ended December 31, 2014
First Quarter	$3.00	$1.25
Second Quarter	$2.75	$1.20
Third Quarter	$3.00	$1.00
Fourth Quarter	$1.39	$0.53

Year ended December 31, 2015
First Quarter	$0.74	$0.25
Second Quarter	$0.30	$0.18
Third Quarter	$0.24	$0.21
Fourth Quarter	$0.26	$0.02

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

Holders of Our Common Stock

As of May 12, 2016, there were approximately 200 stockholders of record of our common stock, as reported by our transfer agent. The number of record holders does not include persons who hold our common stock in nominee or “street name” accounts through brokers.

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

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2015.

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

Recent Sales of Unregistered Securities

We did not issue or sell any unregistered securities during the fiscal year ended December 31, 2015.

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

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of United States of America securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate and similar expressions or future conditional verbs such as will, should, would, could or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about our anticipated expenditures, including those related to general and administrative expenses; the potential size of the market for our services, future development and/or expansion of our services in our markets, our ability to generate revenues, our ability to obtain regulatory clearance and expectations as to our future financial performance. Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash.. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described in our filings with the Securities and Exchange Commission.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes to those statements included in this filing. In addition to historical financial information, this discussion may contain forward-looking statements reflecting our current plans, estimates, beliefs and expectations that involve risks and uncertainties. As a result of many important factors, particularly those set forth under "Special Note Regarding Forward-Looking Statements", our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. (“Junlong”), we operate an Internet Café chain in Shenzhen city, People’s Republic of China (“PRC”), consisting of 9 internet cafes in high traffic areas. Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our cafes do sell snacks, drinks, and game access cards, more than 96% of our revenue comes directly from selling internet access time to our computers.

Our business environment was very challenging during fiscal year 2015. We are gradually losing members due to the expanded coverage of 4G network and free Wi-Fi services, the availability of smart phones and tablets and the increasing popularity of mobile games. We expect our future growth to be driven by a number of factors and trends including:

1. Our ability to improve our service to our customers by providing enjoyable entertainment environment.

2. Our ability to optimize our existing internet cafes.

3. Our ability to identify and acquire target companies for joint venture in the coming years.

4. Our ability to identify and invest in other business opportunities.

For the fiscal year ended December 31, 2015, our revenue was approximately $1.1 million and our net loss was roughly $3.5 million, representing decreases of 93% and 82% respectively, from the revenue of approximately $15.8 million and net loss of roughly $19.8 million for the fiscal year ended December 31, 2014.

The discussion below of our performance is based upon our audited financial statements for the fiscal year ended December 31, 2015 and 2014, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income . We believe as the Shenzhen municipal government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our revenue growth.

•	Continued Internet Café Use. Our business may be adversely affected by increased 4G network. We believe, however, people prefer to play video games on a computer’s screen than on the small screen of a cell phone. In addition, young people in the PRC prefer internet cafes since it is a social place for them. We expect the preference will continue and provide sustainable business.

•

Customer Loyalty. We believe developing and maintaining our customer loyalty will be critical to our revenue growth.

Expansion into South Western Provinces. The Company currently holds an internet café chain license. Because we believe that a national license is imperative for our goal to develop a national market, our original primary objective was to acquire and open at least 20 internet cafes in two provinces other than Guangdong province by the end of calendar year 2015. We conducted research in the south-western provinces and cities including Chongqing, Sichuan, Guizhou, and Yunnan and targeted internet cafes in these areas for acquisition purposes. Our plan is to acquire existing internet cafes by purchasing them through cash and/or stock. We also plan to organically grown our own network of cafes. Accordingly, whether or not we will be successful in our expansion plans will depend on the availability of cash from our revenues and the price of our stock.

Our expansion plans were however affected by the following trends:

(i) Internet Café Industry Recession. Since 2013, the PRC has experienced a recession in the internet café industry resulting in a decrease of customers (Source: http://www.cnnic.cn/gywm/xwzx/rdxw/2014/201401/W020140116475324694244.pdf, page 26). We believe that this recession stems from the availability of more modern and affordable information and technology and communication tools such as mobile phones. If this trend were to continue and there is no discernible value proposition in or relevance for internet cafes, then the demand for them will fall and we will not pursue our acquisition plans as aggressively.

(ii) Slowdown in Economy. Because most of our customers comprise migrant, low income workers, if the GDP growth in the PRC were to stall or continue its decline, manufacturing demand may fall, leading to less migrant workers and a decline in customer demand for our services. According to a comprehensive analysis of various factors, economic growth rate in 2016 is expected to be slightly over 7%, with Consumer Price Index rising around 2%. We expect the Chinese economy to hold steady or slightly improve from 2015. (Source: http://www.china.com.cn/guoqing/2015-12/29/content_37415418_2.htm)

(iii) The Surge of Non-licensed Internet Cafes. Recently we have noticed a surge in non-licensed internet cafes which are a direct threat to our business. These unlicensed cafes offer a cheaper alternative to our services because of lower overheads and if they are allowed to continue to proliferate, this will result in less customer demand for our services and accordingly impact our growth plans.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	For The Years Ended
	December 31,
	2015		2014		Amount	%
		As percentage of revenue		As percentage of revenue	change	change
Revenue	$1,124,365	100%	$15,823,565	100%	(14,699,200)	-93%
Cost of revenue	2,949,311	262%	18,487,950	117%	(15,538,639)	-84%
Gross loss	(1,824,946)	-162%	(2,664,385)	-17%	839,439	-32%

Operating Expenses
General and administrative expenses	571,337	51%	1,095,060	7%	(523,723)	-48%
Loss on impairment of property and equipment	1,121,827	100%	-	0%	1,121,827	100%
Loss on disposal of property and equipment	93,543	8%	15,084,137	95%	(14,990,594)	-101%
Loss on disposal of intangible assets	-		19,209	0%	(19,209)	-100%
Total operating expenses	1,786,707	159%	16,198,406	102%	(14,411,699)	-89%

Loss from operations	(3,611,653)	-321%	(18,862,791)	-119%	15,251,138	-81%

Non-operating income
Interest income	78,273	7%	109,953	1%	(31,680)	-29%
Interest expenses	-	0%	(7,040)	0%	7,040	-100%
Other expenses	(16,547)	-1%	(46,065)	0%	29,518	-64%
Total non-operating income	61,726	5%	56,848	0%	4,878	9%

Net loss before income taxes	(3,549,927)	-316%	(18,805,943)	-119%	15,256,016	-81%
Income taxes	-	0%	981,868	6%	(981,868)	-100%
Net loss attributable to China Internet Cafe Holdings Group, Inc.	(3,549,927)	-316%	(19,787,811)	-125%	16,237,884	-82%

Net loss attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$(3,549,927)	-316%	$(19,787,811)	-125%	16,237,884	-82%

Other comprehensive loss
Net loss	$(3,549,927)	-316%	(19,787,811)	-125%	16,237,884	-82%
Foreign currency translation	(1,222,138)	-109%	(217,260)	-1%	(1,004,878)	463%
Net Comprehensive loss	$(4,772,065)	-424%	$(20,005,071)	-126%	15,233,006	-76%

Comparison of Fiscal Years Ended December 31, 2015 and 2014 Revenue

Our revenue is primarily generated from prepaid fees for time usage at our internet cafes. The prepaid fees are stored in member accounts associated with a member’s ID card. Amounts are deducted based on time usage of computers at our Internet cafes. Our revenue decreased approximately $14.7 million, or 93%, from approximately $15.8million for the fiscal year ended December 31, 2014 to just $1.1 million for the fiscal year ended December 31, 2015. The decrease in revenue was due to a substantial decrease in the number of our internet cafes. During fiscal year 2014, we closed an aggregate of 51 Internet cafes due to deteriorating businesses and increasing competition, including 22 in the second quarter and 29 in the third and fourth quarters of 2014. During 2015, we temporarily closed two internet cafes for renovation in September and reopened one in November and another one in December. We also temporarily closed one internet café for renovation in October and reopened it on December 31. In addition, we permanently closed another two internet cafes in October of 2015. In order to adapt to market changes and improve our revenue, our focus will still be on the optimization of our existing profitable internet cafes and possible expansion of our businesses to other cities and provinces. We expect but cannot guarantee a recovery in revenue once the optimization and expansion of our business take effect.

Cost of Revenue

Cost of revenue is primarily composed of depreciation, salary, rent, utility value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utility and value added tax and surcharge are variable costs, which change in proportion to the change in revenue. Our cost of revenue decreased approximately $15.5 million, or 84%, to approximately $2.9 million for the fiscal year ended December 31, 2015 from approximately $18.5 million for 2014. The decrease was mainly attributed to a substantial decrease in depreciation, salary, and rent expenses due to the closure of 51 internet cafés throughout fiscal year 2014.

Gross Loss

Gross loss is the difference between revenue and cost of revenue. Our gross loss decreased by approximately $0.8 million, or 32%, to a loss approximately $1.8 million for the fiscal year ended December 31, 2015 from a loss approximately $2.7 million for the same period in 2014. Gross loss margin was 162% for the fiscal year ended December 31, 2015, as compared to a gross loss margin of 17% for the fiscal year of 2014. The decrease in our gross profit margin was because there was a more significant decrease in revenue compared cost of revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses and loss on disposal of fixed assets. General and administrative expenses mainly consist of overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditor, and consultants. Our operating expenses decreased by approximately $14.4 million, or 89%, to approximately $1.8 million for the fiscal year ended December 31, 2015 from approximately $16.2 million for the same period in 2014. The decrease was primarily due to a decrease of approximately $15.0 million in loss on disposal of property and equipment and a decrease of approximately $0.5 million in general and administrative expenses. The decrease in loss on disposal of property and equipment was a result of the disposal of leasehold improvements at 2 closed and 3 renovated internet cafes in 2015 compared with 51 closed internet cafes in 2014 and disposal of all old café computers installed before 2012 in 2014. The decrease of approximately $0.5 million in general and administrative expenses in 2015 was primarily attributed to fees paid to a third party consultant company which rendered financial advisory, acquisitions, and related matter services to us in 2014 and ceased providing such services to us in 2015. We expect our operating expenses in 2016 will remain relatively stable.

Non-operating Income

Our other income increased by approximately$500,000, or 9%, to approximately $6,100 non-operating income for the fiscal year ended December 31, 2015 from approximately $5,600 non-operating income for fiscal year ended December 31, 2014.

The increase in non-operating income was a result of decreased other expenses and no interest expense in 2015. The majority of our other expenses were forfeited security deposits. We incurred less forfeited security deposits from the closure of 2 internet cafes and the change in our headquarter location in 2015 compared to the forfeited security deposits from the closure of 51 internet cafes in 2014.

Net loss before Income Taxes

Net loss before income taxes decreased by approximately $15.3 million, or 81%, to a loss of approximately $3.5 million for the fiscal year ended December 31, 2015 from a loss of approximately $18.8 million for fiscal year ended December 31, 2014. The decrease in loss before income tax was mainly attributable to the decrease in operating expenses of approximately $15.5 million due to the suspension and closure of our internet cafes throughout the fiscal year 2015.

Income Taxes

We did not generate any income taxes in 2015.

Net loss

Our net loss was approximately $3.5 million for the fiscal year ended December 31, 2015, a decrease of approximately $15.3 million, or 81%, from a loss of approximately $19.8million for 2014 as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of approximately $23.8 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

	Fiscal Years Ended December 31,
	2015	2014
Net cash used by operating activities	(1,109,829)	(1,066,419)
Net cash used by investing activities	(2,224,780)	(15,026,467)
Net cash flows used by financing activities:	-	(162,782)
Effect of foreign currency translation on cash	(1,150,102)	(196,580)
Net cash flows	(4,484,711)	(16,452,248)

Operating Activities

Net cash used by operating activities was approximately $1.11 million for the fiscal year ended December 31, 2015 as compared to net cash provided by operating activities of approximately $1.07 million for the fiscal year ended December 31, 2014. The change was mainly attributable to the net loss in operations in 2015.

Investing Activities

Net cash used in investing activities was approximately $2.2 million for the fiscal year ended December 31, 2015. We renovated 3 internet cafes and purchased new computer equipment and furniture amounting to approximately $2.4 million. We disposed leasehold improvements and computer equipment at 5 internet cafes in 2015 and received an aggregate of proceeds on disposal of computer equipment of approximately $0.24 million.

Financing Activities

We paid off our loan in June 2014 and did not enter any new loan agreement in 2015.

Critical Accounting Policies

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

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair vale recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the binomial valuation model. The methodology based, in part, upon inputs for which there is little or no observable market data requires the Group to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Also see Note 15.

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

(h) Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015, the fair value of cash and cash equivalents, accounts payable, short-term loans, and accrued expenses approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

(i) Stock-Based Compensation

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

(j) Equipment deposits

The Company prepaid equipment deposits amount of $3,226 to purchase fire protection systems for its new headquarters in Shenzhen in 2012, the provider did not obtain the inspection of the fire protection till the moving of headquarter in 2015. The deposits amount of $3,226 was recorded in other expenses.

(k) Property, plant and equipment

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

An asset’s carrying amount is written down immediately to its recoverable amount if the asset’s carrying amount is greater than its estimated recoverable amount.

The gain or loss arising on retirement or disposal is determined as the difference between its sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

(l) Intangible Assets

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

(m) Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The outstanding customer balances are $147,103 and $131,013 as of December 31, 2015 and 2014, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the year ended December 31, 2015.

(n) Comprehensive income

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

(o) Income taxes

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

(p) Consolidation of Variable Interest Entities

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	December 31,	December 31,
	2015	2014
Current assets and Long term rental deposit	$19,363,492	$23,871,651
Property, plant and equipment	2,659,180	1,882,823
Total assets	22,022,672	25,754,474
Total liabilities	(5,805,683)	(6,453,674)
Net assets	$16,216,989	$19,300,800

(q) Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2015	December 31, 2014
Year-end RMB : USD exchange rate	6.4908	6.1385
Average yearly RMB : USD exchange rate	6.2166	6.1432

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

(r) Post-retirement and post-employment benefits

The Company contributes to a state pension plan in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary or the consolidated VIE’s provides any other post-retirement or post-employment benefits.

(s) Earnings per share (EPS)

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

(t) Retained earnings-appropriated

In accordance with the relevant PRC regulations and Zhonghefangda and Junlong’s articles of association, Junlong is required to allocate their respective net income to statutory surplus reserve.

(u) Statutory surplus reserves

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

As of December 31, 2015 and 2014, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company was not required to allocate any further amount to it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(v) useful lives and impairment assessment of property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and identified impairment losses. The estimation of useful lives impacts the level of annual depreciation expenses recorded. Property, plant and equipment are evaluated for possible impairment on a specific asset basis or in groups of similar assets, as applicable. This process requires management’s estimate of future cash flows generated by each asset or group of assets. For any instance where this evaluation process indicated impairment, the relevant asset’s carrying amount is written down to the recoverable amount and the amount of the write down is charged against profit or loss.

As of December 31, 2015, the carrying amount of equipment, software, and leasehold improvements at 7 internet cafes was $1,325,227. An impairment loss amount of $1,074,436 recognized against the original carrying amount of equipment, software, and leasehold improvements. There was no impairment loss recognized for the year ended December 31, 2014. Determining whether property, plant and equipment are impaired requires an estimation of the recoverable amount of the property, plant and equipment. Such estimation was based on certain assumptions, which are subject to uncertainty and might materially differ from the actual results.

(x) Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Currently, the Company is evaluating the impact of our pending adoption of ASU 2014-09 and ASU 2015-14 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in year 2018.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740): Changes to the balance sheet classification of deferred taxes. These changes simplify the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities to be classified as noncurrent in a classified balance sheet. The Company has elected to early adopt ASU 2015-17 as of December 31, 2015 and retrospectively applied ASU 2015-17 to all periods presented. As of December 31, 2015, the Company did not have any deferred tax assets and liabilities previously classified as current in the consolidated balance sheet. The early adoption of ASU 2015-17 did not result any impact on the Company's consolidated balance sheet.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control—Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified by our management as of December 31, 2015, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of December 31, 2015.

2016 Planned Remediation

We are committed to improving our financial organization. As part of this commitment and budget-permitting, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal year 2016 to resolve non-routine or complex accounting matters.  We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.

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

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of our current officers and directors, as well as certain information about them, are set forth below:

NAME	AGE	POSITION
Dishan Guo	51	Chairman, Chief Executive Officer and Chief Financial Officer
Jinzhou Zeng	36	Director
Bingchang Chen	52	Director
Wenbin An	76	Director
Fuquan Guo	36	Director

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

Jinzhou Zeng . Mr. Zeng became our director on May 12, 2014. He has been employed by the Junlong since May 2006, as Marketing Manager and Vice-General Manager from 2006 to 2009, and as director of network technology and e-commerce since 2010. From June 2004 to 2005, he was employed by the Shenzhen Longgong Industrial Company as development manager. Mr. Zeng graduated from Jiangxi GanNan Normal University with a bachelor’s degree. Mr. Zeng brings to the Board of Directors his extensive knowledge of the Company’s business.

Binchang Chen .. Mr. Chen became our director on May 12, 2014. He has serving as Executive Vice Secretary-General in the Shenzhen Social Organization Federation since 2008. From 2006 to 2007, he was an office manager of Guangdong High-tech Industries Chamber of Commerce in Heyuan City. From 1988 to 2006, he was the Chief Financial Officer at Heyuan Pharmaceutical Factory, responsible for reviewing the financial reports and supervising the internal control. From 1986 to 1987, he was the Chief Financial Officer in Guangdong Peace Pharmaceutical Factory, responsible for the adjustment of the quarter and annual financial statements, and making and carrying out the investment plan and other important strategy . Mr. Chen graduated from China Pharmaceutical University with a bachelor’s degree in financial management and is a stated approved Assistant Economist. Mr. Chen’s foregoing experience, qualifications and skills led us to the conclusion that he should serve as a director of our Company.

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

Fuquan Guo . Mr. Fuquan Guo joined our board on March 18, 2015. Mr. Guo joined Junlong in 2003, working in a variety of roles, including assistant to financial manager. From 2007 to 2013, he was the assistant to the Operation Director of Junlong and was promoted to Operation Director in 2013. He is currently in charge of the daily operations of Junlong’s wholly owned internet cafés. Over the past few years, he has been involved in all the aspects of the internet cafe businesses and has gained extensive experience in the internet cafe industry. Mr. Guo obtained his bachelor’s degree in marketing from Shenzhen University in 2007. Mr. Guo’s foregoing experience, qualifications, attributes and skills led us to the conclusion that he should serve as a director of our company.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The code can be found on the Company’s website, www.cncicc.com . Additionally upon written request, the Company will provide any person a copy of the code of ethics without charge. Request should be sent to: China Internet Cafe Holdings Group, Inc., #1707, Block A, Genzon Times Square, Longcheng Blvd, Centre City, Longgang District, Shenzhen, Guangdong Province, PRC 518172.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2015, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Item 11.	Executive Compensation.

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer, chief financial officer and all other executive officers who received or are entitled to receive remuneration during the stated periods. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported.

Summary Compensation Table

Name and Principal Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dishan Guo	2014	$49,510	0	0	0	0	0	0	$49,510
Chief Executive Officer and Chief Financial Officer(1)	2015	$50,000	0	0	0	0	0	0	$50,000

(1)	Mr. Guo has been serving as our Chief Executive Officer since July 2, 2010. He was appointed as our Chief Financial Officer on September 27, 2010.

Employment Agreements

All of our employees, including Mr. Dishan Guo, our Chief Executive Officer and Chief Financial Officer, have executed our standard employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Guo’s employment agreement provides for an annual salary of RMB 300,000 (approximately $49,096).

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to our officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2015.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal year ended December 31, 2015. Mr. Guo received no compensation for his services as director.

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Lei Li (1)	2015	$19,044	-	-	-	-	-	19,044
Lizong Wang (1)	2015	$19,044	-	-	-	-	-	19,044
Wenbin An	2015	$19,044	-	-	-	-	-	19,044
Zhenquan Guo (2)	2015	$-	-	-	-	-	-	-
Bingchang Chen (3)	2015	$9,375						9,375
Jinzhou Zeng (3)	2015	$9,375						9,375
Luke Liu (4)	2015	$13,750						13,750

(1) Lei Li and Lizong Wang resigned as director of the Company on May 12, 2014.

(2) Mr. Zhenquan Guo resigned as director of the Company on January 27, 2014 and did not receive any compensation for his service.

(3) Bingchang Chen and Jinzhou Zeng were appointed director of the Company on May 12, 2014.

(4) Luke Liu was appointed a director of the Company on January 27, 2014.

Option Grants Table

There are no individual grants or stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through the date of this Annual Report.

Outstanding Equity Awards at Fiscal Year-End

We have no any outstanding equity awards in 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2015.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made in the last completed fiscal year under any LTIP.

Pension and Retirement Plans

Currently, except for contributions to the PRC government-mandated social security retirement endowment fund for those employees who have not waived their coverage, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of May 12, 2016 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Junlong, 2nd floor, Block 1, Xinzhongtai Cultural Pioneer Park, 1 Caiyun Road, Longcheng Blvd, Longgang District, Shenzhen City, Guangdong Province, China.

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

In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the number of shares of the class beneficially owned by such person or entity on May 12, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total number of shares of common stock outstanding on May 12, 2016, which is 5,538,002, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred an on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) A total of 5,538,002 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of May 12, 2016 .

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

As of December 31, 2015, we had about $1,861,061 due to Mr. Dishan Guo, our Chairman, Chief Executive Officer and Chief Financial Officer, which amount were accumulated since 2007 and used to pay daily operating expenses and professional fees. The amount due is unsecured with no stated interest and is payable on demand. In May of 2014, $1,507,429 was paid to Mr. Dishan Guo upon his demand. Mr. Guo has not received any repayments since.

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

On May 4. 2016, we were notified that, effective April 30, 2016, AWC (CPA) Limited (“AWC”) has merged (the “Merger”) with Dominic K.F. Chan & Co (“DKFC”) and formed DCAW (CPA) Limited (“DCAW”), which is registered with the Public Company Accounting Oversight Board (PCAOB).

As a result of the Merger, AWC resigned as the Company’s independent registered public accounting firm on April 30, 2016. On May 5, 2016, we engaged DCAW (CPA) Limited as our independent registered public accounting firm. The engagement of DCAW was approved by the Audit Committee of the Company’s board of directors on May 5, 2016.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2014	$100,000	AWC (CPA) Limited
2015	$110,000	DCAW (CPA) Limited

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A are:

2014	$39,600	AWC (CPA) Limited
2015	$39,600	AWC (CPA) Limited

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2015 and 2014.

All Other Fees

We did not incur any fees from our registered independent public accounting firm(s) for services other than the services covered in “Audit Fees” and “Audit Related Fees” in the fiscal years ended December 31, 2015 and 2014.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1 (2)	Amended and Restated Articles of Incorporation of China Internet Café Holdings Group, Inc.

3.2 (3)	Amended and Restated Bylaws, adopted on July 30, 2010

3.3 (2)	Certificate of Designations Preferences and Rights of the 5% Series A Convertible Preferred Stock of China Internet Café Holdings Group, Inc.

3.4 (6)	Certificate of Change

3.5 (7)	Certificate of Correction

4.1 (8)	China Internet Café Holdings Group, Inc. 2014 Incentive Stock Plan
10.1 (1)	Management Consulting Service Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.2 (1)	Equity Pledge Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.3 (1)	Option Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.4 (1)	Proxy Agreement, dated June 11, 2010, among Zhonghefangda, Junlong and Junlong’s shareholders.

10.5 (1)	English Translation of Form of Non-disclosure and Non-competition Agreement, dated March 11, 2010, between Junlong and its employees.

10.6	Lease Agreement, dated March 15, 2015, by and between Junlong and Shenzhen Jincheng Industrial Co., Ltd. [Unofficial Translation]*

14.1 (4)	Code of Ethics.

21 (1)	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

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

Date:  May 12, 2016

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial and Accounting Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 12, 2015.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

To:	The board of directors and stockholders of

China Internet Cafe Holdings Group, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Internet Cafe Holdings Group, Inc. and subsidiaries ("the Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Internet Cafe Holdings Group, Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DCAW (CPA) Limited

Certified Public Accountants

Hong Kong, China

May 11, 2016

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$19,304,500	$23,789,211
Rental deposit	10,112	62,222
Equipment deposit	-	3,226
Total current assets	19,314,612	23,854,659

Property, plant and equipment, net	1,584,745	1,882,823
Rental deposit-long-term portion	53,833	32,255
Total assets	$20,953,190	$25,769,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,310	$45,283
Registration penalties payable	641,200	641,200
Deferred revenue	147,103	131,013
Payroll and payroll related liabilities	70,254	349,866
Income and other taxes payable	15,326	134,773
Accrued expenses	367,538	287,666
Amount due to a shareholder	1,907,649	1,711,061
Dividend payable on preferred stock	186,565	186,565
Total current liabilities	3,442,945	3,487,427

Stockholders' Equity:
Common stock ($0.00001 par value, 20,000,000 shares authorized, 5,538,002 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	55	55
Additional paid-in capital	6,232,961	6,232,961
Statutory surplus reserves	718,744	718,744
Retained earnings	9,210,369	12,760,296
Accumulated other comprehensive income	1,348,116	2,570,254
Total stockholders’ equity	17,510,245	22,282,310
Total liabilities and stockholders’ equity	$20,953,190	$25,769,737

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Years Ended
	December 31,
	2015	2014
Revenue	$1,124,365	$15,823,565
Cost of revenue	2,949,311	18,487,950
Gross loss	(1,824,946)	(2,664,385)
Operating Expenses
General and administrative expenses	571,337	1,095,060
Loss on impairment of property and equipment	1,121,827	-
Loss on disposal of property and equipment	93,543	15,084,137
Loss on disposal of Intangible assets	-	19,209
Total operating expenses	1,786,707	16,198,406

Loss from operations	(3,611,653)	(18,862,791)

Non-operating income
Interest income	78,273	109,953
Interest expense	-	(7,040)
Other expenses	(16,547)	(46,065)
Total non-operating income	61,726	56,848

Loss before income taxes	(3,549,927)	(18,805,943)
Income taxes	-	981,868
Net loss	(3,549,927)	(19,787,811)

Net loss attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$(3,549,927)	$(19,787,811)

Other comprehensive loss
Net loss	$(3,549,927)	$(19,787,811)
Foreign currency translation	(1,222,138)	(217,260)
Total comprehensive loss	$(4,772,065)	$(20,005,071)

Loss per share
- Basic	$(0.64)	$(3.71)
- Diluted	$(0.64)	$(3.71)
Weighted average common stock outstanding
- Basic	5,538,002	5,328,686
- Diluted	5,538,002	5,328,686

The accompanying notes are an integral part of the condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Amount	Paid-in Capital	Statutory Reserves	Retained Earnings	Comprehensive Income	Stockholders' Equity
Balance at January 1, 2014	5,138,002	$51	$5,732,965	$718,744	$32,548,107	$2,787,514	$41,787,381
Net loss for the period	-	-	-	-	(19,787,811)	-	(19,787,811)
Issuance of common stock	400,000	4	499,996	-	-	-	500,000
Foreign currency translation difference	-	-	-	-	-	(217,260)	(217,260)
Balance at December 31, 2014	5,538,002	$55	$6,232,961	$718,744	$12,760,296	$2,570,254	$22,282,310
Net loss for the period	-	-	-	-	(3,549,927)	-	(3,549,927)
Foreign currency translation difference	-	-	-	-	-	(1,222,138)	(1,222,138)
Balance at December 31, 2015	5,538,002	$55	$6,232,961	$718,744	$9,210,369	$1,348,116	$17,510,245

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(3,549,927)	$(19,787,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Advisory fee	-	500,000
Depreciation	1,217,119	7,473,992
Amortization	-	42,468
Impairment of property and equipment	1,121,827	-
Loss on disposal of property and equipment	93,543	15,084,137
Loss on disposal of intangible assets	-	19,209
Deferred tax assets	-	77,231

Changes in operating assets and liabilities:
Rental deposit	26,714	366,679
Inventory	-	36,006
Accounts payable	67,329	(181,514)
Deferred revenue	24,225	(2,150,634)
Payroll and payroll related liabilities	(272,118)	(15,063)
Income and other taxes payable	(117,079)	(871,741)
Accrued expenses	82,206	(315,009)
Amount due to a shareholder	196,332	(1,344,369)
Net cash used by operating activities	(1,109,829)	(1,066,419)

Cash flows from investing activities
Increase of property, plant and equipment	(2,469,454)	(18,065,313)
Proceeds from the sale of equipment	241,489	3,038,846
Deposits paid for property, plant and equipment	3,185	-
Net cash used by investing activities	(2,224,780)	(15,026,467)

Cash flows from financing activities
Short term loan repayments	-	(162,782)
Net cash flows used by financing activities:	-	(162,782)

Effect of foreign currency translation on cash	(1,150,102)	(196,580)

Net decrease in cash and cash equivalents	(4,484,711)	(16,452,248)
Cash and cash equivalents - beginning of year	23,789,211	40,241,459
Cash and cash equivalents - end of year	$19,304,500	$23,789,211

Cash paid during the period for:
Interest paid	$-	$7,040
Income taxes paid	$-	$1,446,248

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes in 2007, 11 internet cafes in 2008, 5 internet cafes in 2009, 16 internet cafes in 2010, 15 internet cafes in 2011, and 3 internet cafes in 2012. The Company closed 51 internet cafes in 2014 and 2 internet cafes in 2015. In total, as of December 31, 2015, the Company owned 9 internet cafes within Shenzhen, Guangdong.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Warrants that could require cash settlement or have anti-dilution price protection provisions are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair vale recorded in other income (expense) in our statement of loss and comprehensive loss in each subsequent period. In general, warrants with anti-dilution provisions are measured using the binomial valuation model. The methodology based, in part, upon inputs for which there is little or no observable market data requires the Group to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates, however these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Also see Note 15.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015, the fair value of cash and cash equivalents, accounts payable, short-term loans, and accrued expenses approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

The Company prepaid equipment deposits amount of $3,226 to purchase fire protection systems for its new headquarters in Shenzhen in 2012, the provider did not obtain the inspection of the fire protection till the moving of headquarter in 2015. The deposits amount of $3,226 was recorded in other expenses.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

An asset’s carrying amount is written down immediately to its recoverable amount if the asset’s carrying amount is greater than its estimated recoverable amount.

The gain or loss arising on retirement or disposal is determined as the difference between its sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

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

Deferred revenue represents unused balances of the prepaid amounts from the IC cards that are unused balance. The Outstanding customer balances are $147,103 and $131,013 as of December 31, 2015 and 2014, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the year ended December 31, 2015.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The carrying amount of the VIE’s’ assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Current assets and Long term rental deposit	$19,363,492	$23,871,651
Property, plant and equipment	1,584,744	1,882,823
Total assets	20,948,236	25,754,474
Total liabilities	(5,805,683)	(6,453,674)
Net assets	$15,142,553	$19,300,800

(r)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2015	December 31, 2014
Year-end RMB : USD exchange rate	6.4908	6.1385
Average yearly RMB : USD exchange rate	6.2166	6.1432

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015 and 2014, the statutory surplus reserves of the subsidiary already reached 50% of the registered capital of the subsidiary and the Company was not required to allocate any further amount to it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(x)	Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Currently, the Company is evaluating the impact of our pending adoption of ASU 2014-09 and ASU 2015-14 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in year 2018.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740): Changes to the balance sheet classification of deferred taxes. These changes simplify the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities to be classified as noncurrent in a classified balance sheet. The Company has elected to early adopt ASU 2015-17 as of December 31, 2015 and retrospectively applied ASU 2015-17 to all periods presented. As of December 31, 2015, the Company did not have any deferred tax assets and liabilities previously classified as current in the consolidated balance sheet. The early adoption of ASU 2015-17 did not result any impact on the Company's consolidated balance sheet.

3.	Critical Accounting Estimates and Judgements

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the accompanying disclosures, and the disclosure of contingent liabilities. Uncertainty about these assumptions and estimates could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods.

Estimates and judgments are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

3.	Critical Accounting Estimates and Judgements (continued)

The Company makes estimates and assumptions concerning the future. The resulting accounting estimates will, by definition, seldom equal the related actual results. The key sources of estimation uncertainty and key assumptions concerning the future at the end of the reporting period, that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year are discussed below:

(a)	Useful lives and impairment assessment of property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and identified impairment losses. The estimation of useful lives impacts the level of annual depreciation expenses recorded. Property, plant and equipment are evaluated for possible impairment on a specific asset basis or in groups of similar assets, as applicable. This process requires management’s estimate of future cash flows generated by each asset or group of assets. For any instance where this evaluation process indicates impairment, the relevant asset’s carrying amount is written down to the recoverable amount and the amount of the write-down is charged against profit or loss.

(b)	Impairment loss recognized in respect of property, plant and equipment

As of December 31, 2015, the carrying amount of property, plant and equipment was $1,584,745. An impairment loss amount of $1,074,435 recognized against the original carrying amount of café equipment, software, and leasehold improvements. There was no impairment loss recognized for the year ended December 31, 2014. Determining whether property, plant and equipment are impaired requires an estimation of the recoverable amount of the property, plant and equipment. Such estimation was based on certain assumptions, which are subject to uncertainty and might materially differ from the actual results.

4.	Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	December 31, 2015	December 31, 2014
Cash and cash equivalents at bank	$19,301,246	$23,770,744
Cash in hand	3,254	18,467
	$19,304,500	$23,789,211

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents (Note 2). As of December 31, 2015 and 2014, $19,299,626 and $23,758,813 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $1,116 and $528 of the Company's cash and cash equivalents were held by Chase bank and JP Morgan Chase bank in USA, respectively.

5.	Property, Plant and Equipment, net

	December 31, 2015			December 31, 2014
	Carrying amount before Impairment	Impairment	Carrying Amount after Impairment	Carrying amount (no Impairment in 2014)
Leasehold improvement	$2,093,886	$823,644	$1,270,242	$774,906
Cafe computers equipment and hardware	1,740,415	250,791	1,489,624	2,224,223
Cafe furniture and fixtures	236,966	-	236,966	185,225
Office furniture, fixtures and equipment	137,312	-	137,312	139,541
Motor vehicles	458,179	-	458,179	484,475
	$4,666,758	$1,074,435	$3,592,323	$3,808,370
Less: Accumulated depreciation	(2,007,578)		(2,007,578)	(1,925,547)
Property, plant and equipment, net	$2,659,180	$1,074,435	$1,584,745	$1,882,823

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

5.	Property, Plant and Equipment, net (continued)

During the year ended December 31, 2015, depreciation expenses amounted to $1,217,119, of which $1,119,605 and $97,514 were recorded as cost of sales and general and administrative expense, respectively.

During the year ended December 31, 2014, depreciation expenses amounted to $7,473,992, of which $7,389,107 and $84,885 were recorded as cost of sales and general and administrative expense, respectively.

At the end of the reporting period, the Company assessed the recoverable amount of property, plant and equipment, and determined that carrying amount was impaired by $1,074,435 (2014: nil).

6.	Loss on Disposal of Property and Equipment

On June 9, 2015, the Company relocated its headquarter and disposed leasehold improvements at previous location.

In September 2015, the Company renovated two internet cafes, disposed their leasehold improvements, and disposed computers equipment and furniture at the two cafes with proceeds amount of $127,182.

In October 2015, the Company renovated one internet café and closed two internet cafes. The Company disposed leasehold improvements of these three cafes, and disposed computers equipment and furniture at these three cafes with proceeds amount of $114,307.

In the second quarter of 2014, the Company has disposed all of its café computers purchased before 2012 and installed 12,659 new café computers. All disposed café computers were sold for RMB 200 each. The proceeds from the disposal of café computers were $458,490 in total.

In the fourth quarter, the Company closed its 51 internet cafes and disposed all computers, equipment, furniture, and leasehold improvements. The proceeds from the disposal of property and equipment were $2,580,356

As of December 31, 2015 and 2014, the loss of disposal of leasehold improvements as following:

	December 31, 2015	December 31, 2014
Disposal of café computers and equipment	$994,328	$34,151,977
Disposal of leasehold improvements	363,054	4,993,428
Accumulated deprecation	(1,022,350)	(21,022,422)
Disposal of property and equipment, net	335,032	18,122,983
Proceeds from disposal of café computers and equipment	241,489	3,038,846
Loss on disposal of property and equipment	$93,543	$15,084,137

7.	Short Term Loan

On June 13, 2013, the Company entered into a loan agreement with China Construction Bank for $162,288 (RMB 1,000,000), which was secured by a director’s guarantee. The annual interest rate is approximately 9%. The loan was paid in full on June 12, 2014. For the years ended December 31, 2015 and 2014, the interest expense on this loan was nil and $7,040, respectively.

8.	Income and Other Taxes Payable

Income and other tax payables consist of the following:

	December 31, 2015	December 31, 2014

Value added taxes	$6,250	$60,917
Income tax	-	-
Withhold individual income tax payable	2,076	5,629
Other tax payable	7,000	68,227
Total	$15,326	$134,773

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

9.	Due To A Shareholder

	December 31, 2015	December 31, 2014
Mr. Guo Di Shan, a shareholder of the Company	$1,907,649	$1,711,061

The amount due to Mr. Di Shan Guo is unsecured with no stated interest and is payable on demand. The amount due as of December 31, 2015, represents amounts accumulated since 2007 and used to pay daily operating expenses and professional fees. In May of 2014, $1,507,429 was paid to Mr. Dishan Guo per his demand.

10.	Cost of Revenue

Cost of revenue consists of the following:

	For The Years Ended December 31,
	2015	2014

Depreciation and amortization	$1,119,604	$7,431,575
Salary	701,947	3,522,627
Rent	446,971	2,446,590
Utility	294,957	1,317,418
Business taxes	71,512	1,006,380
Others	314,320	2,763,360
	$2,949,311	$18,487,950

11.	Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiary and affiliated entity incorporated in the PRC are subject to enterprise income taxes in the PRC. The Company’s applicable enterprise income tax rate in PRC is 25% of its net income.

For the years ended December 31, 2015 and 2014, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $12.3 million as of December 31 2015 of the Company’s affiliated entity that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2010 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

12.	Earnings per Share

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

	For The Years Ended
	December 31,
	2015	2014
BASIC
Numerator for basic loss per share attributable to the Company’s common stockholders:
Net loss	$(3,549,927)	$(19,787,811)
Net loss used in computing basic earnings per share	$(3,549,927)	$(19,787,811)

Basic weighted average shares outstanding	5,538,002	5,328,686
Basic loss per share	$(0.64)	$(3.71)

	For The Years Ended
	December 31,
	2015	2014
DILUTED
Numerator for diluted earnings (loss) per share attributable to the Company’s common stockholders:
Net loss	$(3,549,927)	$(19,787,811)
Net loss used in computing diluted earnings per share	$(3,549,927)	$(19,787,811)

Diluted weighted average shares outstanding	5,538,002	5,328,686
Diluted loss per share	$(0.64)	$(3.71)

13.	Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $15,820 and $12,843 for the years ended December 31, 2015 and 2014, respectively.

14.	Stockholders’ Equity

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

14.	Stockholders’ Equity (continued)

On June 16, 2014 the Company effected a one (1)-for-five (5) reverse stock split of the Company’s issued and outstanding shares of common stock, decreasing the number of outstanding shares from 25,689,524 to 5,138,002. These statements have been adjusted to reflect this reverse split on a historical pro-forma basis.

As of December 31, 2015 and 2014, there were 5,538,002 shares of Common Stock issued and outstanding.

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

For each outstanding share of Series A Preferred Stock, dividends are payable quarterly, at the rate of 5% per annum ($0.675 per share), on or before each date that is thirty days following the last day of March, June, September, and December of each year, commencing September 30, 2011. Dividends on the Series A Preferred Stock accrue and are cumulative from and after the date of initial issuance. For the quarter ended September 30 and December 31 of 2012 and from January 1, 2013 to February 22, 2014, dividends have been accrued as dividends payable and are not paid as of December 31, 2015.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

15.	Sale of Common Stock, Series A Preferred Stock and Warrants

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

15.	Sale of Common Stock, Series A Preferred Stock and Warrants (continued)

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

The required registration statement was filed by the required due date. However, the Company did not meet the deadline to render its S-1 registration statement effective. At December 31, 2015, the Company has accrued $641,200 for the estimated liquidated damages it expects to pay.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

15.	Sale of Common Stock, Series A Preferred Stock and Warrants (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

15.	Sale of Common Stock, Series A Preferred Stock and Warrants (continued)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

15.	Sale of Common Stock, Series A Preferred Stock and Warrants (continued)

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

16.	Commitments and Contingencies

Operating Leases

In the normal course of business, the Company leases office space and internet cafes under operating leases agreements, which expire through 2020. The Company rents internet cafes venues and office space, primarily for regional sales administration offices that are conducive to administrative operations. The operating leases agreements generally contain renewal options that may be exercised in the Company's discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

As of December 31, 2015, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
2016	$347,402
2017	297,621
2018	83,071
2019	79,682
2020	60,578
$868,354

During the year ended December 31, 2015, rent expenses amounted to $480,650, of which $446,971 and $33,679 were recorded as cost of sales and general and administrative expense, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

16.	Commitments and Contingencies (continued)

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

17.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the years ended December 31, 2015 and 2014.

At December 31, 2015 and 2014, there was one supplier of consignment snacks and drinks with amounts due from the Company of $13,559 and $45,282 respectively, which accounted for 13% and 100% of the Company’s accounts payable. At December 31, 2015, the Company has accounts payable to two contractors due to its renovation of internet cafes, amount of $93,750, which accounted for 87% of the Company’s accounts payable.

18.	Operating Risk and Uncertainties

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

19.	Segment Information

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

20.	Subsequent Events

As of the date of this report, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.