Form 10-Q
period 2016-03-31
China Internet Cafe Holdings Group, Inc.
filed 2016-06-15
CIK 1373846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of June 15, 2016, there were 5,538,002 shares of $0.00001 par value common stock issued and outstanding.

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

FORM 10-Q

2

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

3

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$19,273,664	$19,304,500
Rental deposit	3,333	10,112
Total current assets	19,276,997	19,314,612

Property, plant and equipment, net	1,219,740	1,584,745
Rental deposit-long-term portion	59,495	53,833
Total assets	$20,556,232	$20,953,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,226	$107,310
Registration penalties payable	641,200	641,200
Deferred revenue	174,241	147,103
Payroll and payroll related liabilities	70,023	70,254
Income and other taxes payable	20,140	15,326
Accrued expenses	349,118	367,538
Amount due to a shareholder	1,957,894	1,907,649
Dividend payable on preferred stock	186,565	186,565
Total current liabilities	3,420,407	3,442,945

Stockholders’ Equity:
Common stock ($0.00001 par value, 20,000,000 shares authorized, 5,538,002 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	55	55
Additional paid-in capital	6,232,961	6,232,961
Statutory surplus reserves	718,744	718,744
Retained earnings	8,705,821	9,210,369
Accumulated other comprehensive income	1,478,244	1,348,116
Total stockholders’ equity	17,135,825	17,510,245
Total liabilities and stockholders’ equity	$20,556,232	$20,953,190

 The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Three Months Ended
	March 31,
	2016	2015
Revenue	$279,974	$376,864
Cost of revenue	722,582	804,711
Gross loss	(442,608)	(427,847)
Operating Expenses
General and administrative expenses	78,492	142,398
Total operating expenses	78,492	142,398

Loss from operations	(521,100)	(570,245)

Non-operating income
Interest income	16,583	19,938
Other expenses	(31)	(25)
Total non-operating income	16,552	19,913

Loss before income taxes	(504,548)	(550,332)
Income taxes	-	-
Net loss	(504,548)	(550,332)

Net loss attributable to China Internet Cafe Holdings Group, Inc. common stockholders	$(504,548)	$(550,332)

Other comprehensive loss
Net loss	$(504,548)	$(550,332)
Foreign currency translation	130,128	118,212
Total comprehensive loss	$(374,420)	$(432,120)

Loss per share
- Basic	$(0.09)	$(0.10)
- Diluted	$(0.09)	$(0.10)
Weighted average common stock outstanding
- Basic	5,538,002	5,538,002
- Diluted	5,538,002	5,538,002

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2016	5,538,002	$55	$6,232,961	$718,744	$9,210,369	$1,348,116	$17,510,245
Net loss for the period	-	-	-	-	(504,548)	-	(504,548)
Foreign currency translation difference	-	-	-	-	-	130,128	130,128
Balance at March 31, 2016	5,538,002	55	6,232,961	718,744	8,705,821	1,478,244	17,135,825

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(504,548)	$(550,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	370,290	331,071

Changes in operating assets and liabilities:
Rental deposit	1,499	-
Accounts payable	(85,582)	(17,222)
Deferred revenue	25,792	39,113
Payroll and payroll related liabilities	(689)	(262,194)
Income and other taxes payable	4,647	(108,557)
Accrued expenses	(18,679)	(34,219)
Amount due to a shareholder	50,344	99,975
Net cash used by operating activities	(156,926)	(502,365)

Effect of foreign currency translation on cash	126,090	112,169

Net decrease in cash and cash equivalents	(30,836)	(390,196)
Cash and cash equivalents - beginning of year	19,304,500	23,789,211
Cash and cash equivalents - end of period	$19,273,664	$23,399,015

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

1.	Organization, Recapitalization and Nature of Business

China Internet Cafe Holdings Group, Inc. (“China Internet Cafe”)

China Internet Cafe Holdings Group, Inc. (formerly known as China Unitech Group, Inc.) (“China Internet Café”, “the Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on March 14, 2006. The Company was a development company from incorporation until the quarter ended June 30, 2010. On July 2, 2010, the Company successfully closed a share exchange transaction with the shareholders of Classic Bond Development Limited, a British Virgin Islands corporation (” Classic Bond”). The Company will operate through its variable interest entities in China to execute the current business plan of those affiliates which involves the operation of a chain of China-based internet cafes, the “Business.” On February 1, 2011, the Company changed its name from China Unitech Group, Inc. to China Internet Cafe Holdings Group, Inc.

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

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

1.	Organization, Recapitalization and Nature of Business (continued)

Classic Bond is in the business of operating internet cafés, throughout the Longang District of Shenzhen in Province of Guangdong of People’s Republic of China (“PRC”). The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary of the Company located in the PRC: Shenzhen Zhonghefangda Network Technology Co., Ltd. (“Zhonghefangda”) and (b) an entity located in the PRC: Shenzhen Junlong Culture Communication Co., Ltd. (“Junlong’), which is controlled by the Company through contractual arrangements between Zhonghefangda and Junlong, as if Junlong were a wholly-owned subsidiary of Classic Bond.

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

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes in 2007, 11 internet cafes in 2008, 5 internet cafes in 2009, 16 internet cafes in 2010, 15 internet cafes in 2011, and 3 internet cafes in 2012. The Company closed 51 internet cafes in 2014 and 2 internet cafes in 2015. In total, as of March 31, 2016, the Company owned 9 internet cafes within Shenzhen, Guangdong.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

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

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the three months ended March 31, 2016 and 2015, the commission income was $10,584 and $13,132, respectively, less than 4% of total revenue.

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

MARCH 31, 2016 AND DECEMBER 31, 2015

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

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2016, the fair value of cash and cash equivalents, accounts payable, and accrued expenses approximated carrying value due to the short maturity of the instruments, or are based on quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

(j)	Property, plant and equipment

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

(k)	Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts received for ID cards. The Outstanding customer balances are $174,241 and $147,103 as of March 31, 2016 and December 31, 2015, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended March 31, 2016.

(l)	Comprehensive income (loss)

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

(m)	Income taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-50-2 requires that deferred tax assets and liabilities be recognized for future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Losses incurred by the Company in prior years provide for a net operating loss carry-forward. However, all net operating losses are from the U.S. shell company and we currently anticipate insufficient income to utilize these losses in the future, so the asset balance has been fully reserved for.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

(n)	Consolidation of Variable Interest Entities

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

The carrying amount of the VIE’s’ assets and liabilities are as follows:

	March 31, 2016	December 31, 2015
Current assets and Long term rental deposit	$19,327,790	$19,363,492
Property, plant and equipment	1,219,739	1,584,744
Total assets	20,547,529	20,948,236
Total liabilities	(5,788,214)	(5,805,683)
Net assets	$14,759,315	$15,142,553

(o)	Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	March 31, 2015	March 31, 2015	December 31, 2015
Period-end RMB : USD exchange rate	6.4479	-	6.4908
Three months average RMB : USD exchange rate	6.5395	6.1358	-

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

(p)	Post-retirement and post-employment benefits

The Company contributes to a state pension plan in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary or the consolidated VIE’s provides any other post-retirement or post-employment benefits.

(q)	Earnings (loss) per share (EPS)

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

(r)	Retained earnings-appropriated

In accordance with the relevant PRC regulations and Zhonghefangda and Junlong’s articles of association, Zhonghefangda and Junlong are required to allocate their respective net income to statutory surplus reserve.

(s)	Statutory surplus reserves

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

As of March 31, 2016 and December 31, 2015, the statutory surplus reserves of Zhonghefanda and Junlong reached 50% of the registered capital of the subsidiary and the Company was not required to allocate any further amount to it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(t)	Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this Update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB Statement No. 123(R), Share-Based Payment. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

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

4.	Cash and cash equivalents

Cash and cash equivalents are summarized as follows:

	March 31,	December 31,
	2016	2015

Cash and cash equivalents at bank	$19,261,778	$19,301,246
Cash on hand	11,886	3,254
	$19,273,664	$19,304,500

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2016 and December 31, 2015, $19,256,409 and $19,299,626 of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $4,865 and $1,116 of the Company’s cash and cash equivalents were held by Chase Bank, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

5.	Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	March 31, 2016	December 31, 2015
	Carrying amount (no Impairment)	Carrying amount before Impairment	Impairment	Carrying Amount after Impairment
Leasehold improvement	$1,278,692	$2,093,886	$823,644	$1,270,242
Cafe computers equipment and hardware	1,499,535	1,740,415	250,791	1,489,624
Cafe furniture and fixtures	238,543	236,966	-	236,966
Office furniture, fixtures and equipment	138,226	137,312	-	137,312
Motor vehicles	461,228	458,179	-	458,179
	$3,616,224	$4,666,758	$1,074,435	$3,592,323
Less: Accumulated depreciation	(2,396,484)	(2,007,578)		(2,007,578)
Property, plant and equipment, net	$1,219,740	$2,659,180	$1,074,435	$1,584,745

For the three months ended March 31, 2016, depreciation expense amounted to $370,290, of which $357,210 and $13,080 were recorded as cost of sales and general and administrative expense, respectively.

By the end of December 31, 2015, the Company assessed the recoverable amount of property, plant and equipment, and determined that carrying amount was impaired by $1,074,435.

6.	Income and Other Taxes Payable

Income and other tax payables consist of the following:

	March 31, 2016	December 31, 2015
Value added taxes	$8,519	$6,250
Income tax	-	-
Withholding individual income tax payable	2,081	2,076
Other tax payable	9,540	7,000
Total	$20,140	$15,326

7.	Due To Related Party

	March 31, 2016	December 31, 2015
Mr. Dishan Guo	$1,957,894	$1,907,649

The amount due to Mr. Dishan Guo is unsecured with no stated interest and is payable on demand. The amount due as of March 31, 2016 represents amounts accumulated since 2007 used to pay daily operating expenses and professional fees. In May of 2014, $1,507,429 was paid to Mr. Dishan Guo per his demand.

8.	Income Tax

The Company is subject to U.S. federal income tax, and the Company’s subsidiary and affiliated entity incorporated in the PRC are subject to enterprise income taxes in the PRC. The Company’s applicable enterprise income tax rate in PRC is 25% of its net income.

For the three months ended March 31, 2016 and 2015, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $11.9 million as of March 31, 2016 of the Company’s affiliated entity that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2009 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

9.	Employee Benefits

The Company contributes to a state pension scheme organized by municipal and provincial governments in respect of its employees in PRC. The pension expense related to this plan is calculated at a range of 8% of the average monthly salary. The pension expense was $3,598 and $4,410 for the three months ended March 31, 2016 and 2015, respectively.

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

As of March 31, 2016 and December 31, 2015, there were 5,538,002 shares of Common Stock issued and outstanding, respectively.

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

MARCH 31, 2016 AND DECEMBER 31, 2015

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

MARCH 31, 2016 AND DECEMBER 31, 2015

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

MARCH 31, 2016 AND DECEMBER 31, 2015

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

MARCH 31, 2016 AND DECEMBER 31, 2015

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

MARCH 31, 2016 AND DECEMBER 31, 2015

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

Operating Leases

In the normal course of business, the Company leases office space and internet cafes under operating leases agreements, which expire through 2017. The Company rents internet cafe venues and office space, primarily for regional sales administration offices that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised in the Company’s discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

11.	Commitments and Contingencies (continued)

As of March 31, 2016, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Reminder of 2016	$287,285
2017	332,108
2018	82,453
2019	79,089
2020	60,127
$841,060

During the three months ended March 31, 2016 and 2015, rent expenses amounted to $94,232 and $133,074, respectively, of which $85,057 and $118,033 was recorded as cost of sales, respectively.

12.	Concentrations

The Company did not have any customer constituting greater than 10% of net sales for the three months ended March 31, 2016 and 2015.

At March 31, 2016, there was one supplier of consignment snacks and drinks in the amount of $21,226, which accounted for 100% of the Company’s accounts payable.

At December 31, 2015, there was one supplier of consignment snacks and drinks with amounts due from the Company of $13,559, which accounted for 13% of the Company’s accounts payable, and two contractors due to its renovation of internet cafes with amount of $93,750, which accounted for 87% of the Company’s accounts payable.

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

MARCH 31, 2016 AND DECEMBER 31, 2015

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

	For The Three Months Ended
	March 31,
	2016	2015
BASIC
Numerator for basic loss per share attributable to the Company’s common stockholders:
Net loss	$(504,548)	$(550,332)
Net loss used in computing basic earnings per share	$(504,548)	$(550,332)

Basic weighted average shares outstanding	5,538,002	5,538,002
Basic loss per share	$(0.09)	$(0.10)

	For The Three Months Ended
	March 31,
	2016	2015
DILUTED
Numerator for diluted earnings (loss) per share attributable to the Company’s common stockholders:
Net loss	$(504,548)	$(550,332)
Net loss used in computing diluted earnings per share	$(504,548)	$(550,332)

Diluted weighted average shares outstanding	5,538,002	5,538,002
Diluted loss per share	$(0.09)	$(0.10)

15.	Segment Information

The Company applies the provisions of ASC 280, “Disclosures about Segments of an Enterprise and Related Information”. The Company views its operations and manages its business as one segment: the operation of internet cafe chains. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company operates in one geographical area, the PRC.

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

Overview

Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Currently, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. (“Junlong”), we operate an Internet Café chain in Shenzhen, People’s Republic of China (“PRC”), consisting of 9 internet cafes in high traffic areas. Our focus is on providing top quality internet café facilities that offer a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our cafes sell snacks, drinks, and game access cards, more than 97% of our revenue comes directly from selling internet access time to our customers.

During the first quarter of 2016, our business environment remains very challenging. We continue to lose members over the popularity of the 4G network, more free Wi-Fi services in public places and the increased usage of smart phones and mobile games.

We therefore focused on upgrading our café computers and renovating our existing cafes for a more enjoyable experience by our customers. We expect our future growth to be driven by a number of factors and trends including:

1.	Our ability to improve our service to our customers by providing an enjoyable entertainment environment.
2.	Our ability to optimize our current 9 internet cafes
3.	Our ability to identify and acquire target companies for joint ventures in the coming years

For the three months ended March 31, 2016, our revenue was approximately $279,974 and our net loss was $504,548, representing decreases of 26% and 8%, respectively, from the revenue of $376,864 and net loss of $550,332 for the three months ended March 31, 2015.

The discussion below of our performance is based upon our unaudited financial statements for the three months ended March 31, 2016 and 2015, which are included in this report.

We believe that the following factors will continue to affect our financial performance:

•	Improved Disposable Income. We believe that as the Shenzhen municipal government increases the minimum wage, migrant workers, who are our major customers, will have more disposable income. We are expecting the inflow of migrant workers to continue to contribute to our business.

•	Continued Internet Café Use. Our business may be adversely affected by an increase in the availability of the 4G network. We believe, however, that people prefer to play videos and games on a computer’s screen than on the small screen of a cell phone. In addition, young people in the PRC prefer internet cafes since they are a social place for them. We expect the preference will continue and provide us sustainable business.

•	Customer Loyalty. As we continue to expand our operations, developing and maintaining customer loyalty will be critical to continued revenue growth.

•	Expansion into South Western Provinces. The Company currently holds a regional internet café chain license. In order to meet the basic requirements of a national internet chain license, the Company’s will seek to acquire and open at least 20 internet cafes in two provinces other than Guangdong province. The Company has conducted research in provinces and cities in southwestern China, including Chongqing, Sichuan, Guizhou and Yunnan, and is targeting internet cafes in these areas for acquisition. The Company believes a national license is imperative for the development of a national market.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended
	March 31,
	2016		2015		Amount	%
		As percentage of revenue		As percentage of revenue	change	change

Revenue	$279,974	100%	$376,864	100%	-96,890	-26%
Cost of revenue	722,582	258%	804,711	214%	-82,129	-10%
Gross loss	-442,608	-158%	-427,847	-114%	-14,761	3%

Operating Expenses
General and administrative expenses	78,492	28%	142,398	38%	-63,906	-45%
Total operating expenses	78,492	28%	142,398	38%	-63,906	-45%

Loss from operations	-521,100	-186%	-570,245	-151%	49,145	-9%

Non-operating income
Interest income	16,583	6%	19,938	5%	-3,355	-17%
Other expenses	-31	0%	-25	0%	-6	24%
Total non-operating income	16,552	6%	19,913	5%	-3,361	-17%

Net loss before income taxes	-504,548	-180%	-550,332	-146%	45,784	-8%
Income taxes	-	0%	0	0%	0	0%
Net loss attributable to China Internet Cafe Holdings Group, Inc.	-504,548	-180%	-550,332	-146%	45,784	-8%

Net loss attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$-504,548	-180%	$-550,332	-146%	45,784	-8%

Other comprehensive loss
Net loss	$-504,548	-180%	-550,332	-146%	45,784	-8%
Foreign currency translation	130,128	46%	118,212	31%	11,916	10%
Net Comprehensive loss	$-374,420	-134%	$-432,120	-115%	57,700	-13%

Comparison of Three Months Ended March 31, 2016 and 2015

Revenue

Our revenue is primarily generated from prepaid fees for time usage at our internet cafes. The prepaid fees are stored in member accounts associated with a member’s ID card. Amounts are deducted based on time usage of computers at our Internet cafes. Our revenue decreased $96,890, or 26%, from $376,864 for the three months ended March 31, 2015 to $279,974 for the three months ended March 31, 2016. The decrease in revenue was due to the closure of 2 less profitable internet cafes, which were located in areas where there many newer internet cafes. The closure allowed us to save on operating expenses and to improve our other outlets’ equipment and enhance our other customers’ experience there.

Cost of Revenue

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utilities, value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utilities and value added taxes and surcharges are variable costs, which change in proportion to changes in revenue. Our cost of sales for the three months ended March 31, 2016 decreased $82,129 from $722,582 compared with the same period in 2015 of $804,711. The decrease was mainly attributed to a substantial decrease in depreciation, salary, and rent expenses due to the closure of 2 internet cafés in October of 2015.

Gross Loss

Gross profit (loss) is the difference between revenue and cost of revenue. Our gross loss increased by$14,761, or 3%, to a loss $442,608 for the three months ended March 31, 2016 from a loss $427,847 for the same period in 2015. Gross loss as a percentage of sales was 158% for the three months ended March 31, 2016, as compared to gross loss 114% for the same period in 2015. The increase in our gross loss margin was mainly attributable to the decrease in revenue.

Operating Expenses

Operating expenses are composed of general and administrative expenses. General and administrative expenses mainly consist of the overheads of our headquarters in Shenzhen and fees paid to legal counsel, auditors, and consultants. Our operating expenses decreased by $63,906, or 45%, to $78,492 for the three months ended March 31, 2016 from $142,398 for the same period in 2015. The decrease was due to a decrease of $63,906 in advisory fees, which we no longer pay a consultant company in the first quarter of 2016. We expect that our operating expenses will be stable in the future.

Non-operating Income

Our non-operating income decreased by $3,361, or 17%, to $16,552 for the three months ended March 31, 2016 from $19,913 for the same period in 2015. The decrease in income was mainly due to a decrease in interest income of $3,355.

Loss before Income Taxes

Loss before income taxes decreased by $45,784, or 8%, to a $504,548 loss for the three months ended March 31, 2016 from $550,332 loss for the same period in 2015. The decrease in loss before income tax was mainly attributable to the decrease in loss from operations.

Income Taxes

We did not generate any income taxes in the first quarter of 2016.

Net Loss

Our net loss decreased by $45,784, or 8%, to $504,548 loss for the three months ended March 31, 2016 from $550,332 loss for the same period in 2015 as a result of the factors described above. We expect we will return to profitability when we adjust our business model, enhance management, improve the environment of our outlets and optimize our services.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of approximately $19.3 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

Cash Flow

	Three Months Ended March 31,
	2016	2015
Net cash used by operating activities	(156,926)	(502,365)

Net cash used by investing activities	-	-

Net cash flows used by financing activities:	-	-

Effect of foreign currency translation on cash	126,090	112,169

Net cash flows	(30,836)	(390,196)

Operating Activities

Net cash used by operating activities was $156,926 for the three months ended March 31, 2016 compared with $502,365 for the same period of 2015. The decrease in cash used by operating activities resulted mainly from a decrease in amount of payroll and payroll related liabilities by $261,505 and income and other taxes payable by $113,204.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dishan Guo, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2016. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness identified in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

Date: June 15, 2016	By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

