Form 10-Q
period 2016-06-30
China Internet Cafe Holdings Group, Inc.
filed 2016-08-22
CIK 1373846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ___________

Commission file number: 333-199619

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.
(Exact name of Company as specified in its charter)

Nevada	98-0500738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2nd Floor Block 1, Xinzhongtai Cultural Pioneer Park, 1 Caiyun Road, Longcheng Blvd, Longgang District, Shenzhen City, Guangdong Province People's Republic of China	518172
(Address of principal executive offices)	(Zip Code)

+86-755-8989-6008

(Registrant's telephone number, including area code)

505 Lianheng Commercial Building, 5th Floor,

Ainan Road No. 391, Nanlian Community,

Longgang Street Office, Longgang District,

Shenzhen, Guangdong Province, People's Republic of China 518116

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 22, 2016, there were 5,538,002 shares of $0.00001 par value common stock issued and outstanding.

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars ("US$"), except for number of shares)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$18,539,962	19,304,500
Rental deposit	3,333	10,112

Total current assets	18,543,295	19,314,612

Non-current assets:
Property, plant and equipment, net	-	1,584,745
Rental deposit, long-term portion	57,745	53,833

TOTAL ASSETS	$18,601,040	20,953,190

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$20,602	$107,310
Registration penalties payable	641,200	641,200
Deferred revenue	169,114	147,103
Payroll and related liabilities	67,963	70,254
Income and other taxes payable	19,548	15,326
Accrued expenses	372,985	367,538
Amount due to a related party	1,989,378	1,907,649
Dividend payable on preferred stock	186,565	186,565

Total current liabilities	3,467,355	3,442,945

TOTAL LIABILITIES	3,467,355	3,442,945

Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 100,000,000 shares authorized; -0- and -0- shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.00001 par value; 20,000,000 shares authorized; 5,538,002 and 5,538,002 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	55	55
Additional paid-in capital	6,232,961	6,232,961
Statutory reserve	718,744	718,744
Accumulated other comprehensive income	906,042	1,348,116
Retained earnings	7,275,883	9,210,369
Total stockholders' equity	15,133,685	17,510,245

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,610,040	20,953,190

See accompanying notes to condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue, net	$-	$-	$-	$-

Cost of services	-	-	-	-

GROSS LOSS	-	-	-	-

OPERATING EXPENSES:
General and administrative	60,986	97,115	90,986	139,513
Total operating expenses	60,986	97,115	90,986	139,513

LOSS FROM OPERATIONS	(60,986)	(97,115)	(90,986)	(139,513)

Other (expense) income:
Interest income	-	-	-	-
Other expenses	-	-	-	-
Total other income	-	-	-	-

LOSS BEFORE INCOME TAXES	(60,986)	(97,115)	(90,986)	(139,513)

Income tax expense	-	-	-	-

Loss from continuing operations, net of tax	(60,986)	(97,115)	(90,986)	(139,513)
Loss from discontinued operations, net of tax	(1,368,952)	(574,810)	(1,843,500)	(1,082,744)

NET LOSS	$(1,429,938)	$(671,925)	$(1,934,486)	$(1,222,257)

Other comprehensive income:
Foreign currency translation (loss) gain	(572,202)	81,718	(442,074)	199,930

COMPREHENSIVE LOSS	$(2,002,140)	$(590,207)	$(2,376,560)	$(1,022,327)

Net loss per share – Basic and diluted
Continuing operation	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Discontinuing operations	$(0.25)	$(0.12)	$(0.33)	$(0.22)

Weighted average common shares outstanding– Basic and diluted	5,538,002	5,538,002	5,538,002	5,538,002

See accompanying notes to condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars ("US$"))

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,934,486)	$(1,222,257)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property and equipment	-	661,841
Impairment loss of property and equipment	1,573,940	-
Loss on disposal of property and equipment	-	23,012

Change in operating assets and liabilities:
Rental deposit	1,500	11,790
Accounts payable	(85,636)	(18,937)
Deferred revenue	25,808	26,086
Payroll and payroll related liabilities	(689)	(263,520)
Income and other taxes payable	4,650	(114,988)
Accrued expenses	6,321	(43,758)
Amount due to a shareholder	82,042	182,213
Net cash provided (used) by operating activities	(326,550)	758,518

Cash flows from investing activities
Increase of property, plant and equipment	-	(2,692)
Net cash used by investing activities	-	(2,692)

Effect of foreign currency translation on cash	(437,988)	191,083

NET CHANGE IN CASH AND CASH EQUIVALENTS	(764,538)	(570,127)

BEGINNING OF PERIOD	19,304,500	23,789,211

END OF PERIOD	$18,539,962	$23,219,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

	Common stock		Additional		Accumulated other		Total
	No. of shares	Amount	paid-in capital	Statutory reserve	comprehensive income	Retained earnings	stockholders' equity

Balance as of January 1, 2016	5,538,002	55	$6,232,961	$718,744	$1,348,116	$9,210,369	$17,510,245

Foreign currency translation adjustment	-	-	-	-	(442,074)	-	(442,074)

Net loss for the period	-	-	-	-	-	(1,934,486)	(1,934,486)

Balance as of June 30, 2016	5,538,002	55	6,232,961	718,744	906,042	7,275,883	15,133,685

See accompanying notes to condensed consolidated financial statements.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

NOTE - 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States ("GAAP"), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management's Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

China Internet Cafe Holdings Group, Inc. ("China Internet Cafe")

China Internet Cafe Holdings Group, Inc. (formerly known as China Unitech Group, Inc.) ("China Internet Café", "the Company", "we", "us", "our") was incorporated in the State of Nevada on March 14, 2006. The Company was a development company from incorporation until the quarter ended June 30, 2010. On July 2, 2010, the Company successfully closed a share exchange transaction with the shareholders of Classic Bond Development Limited, a British Virgin Islands corporation (" Classic Bond"). The Company will operate through its variable interest entities in China to execute the current business plan of those affiliates which involves the operation of a chain of China-based internet cafes, the "Business." On February 1, 2011, the Company changed its name from China Unitech Group, Inc. to China Internet Cafe Holdings Group, Inc.

Recapitalization of Classic Bond Development Limited

On July 2, 2010, the Company entered into a share exchange transaction with Classic Bond Development Limited, a British Virgin Islands corporation ("Classic Bond"), and the shareholders of Classic Bond. Pursuant to the Share Exchange Agreement, China Internet Cafe acquired 100% of the issued and outstanding capital stock of Classic Bond in exchange for 3,800,000 newly issued shares of the Company's common stock, which represented approximately 94% of the 4,040,000 issued and outstanding shares of common stock after the transaction and after the coincident cancellation of 994,720 shares of common stock held by the Company's former majority stockholder. The business, assets and liabilities did not change as a result of the reverse acquisition.

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

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

Accordingly, all references to common shares of Classic Bond's common stock have been restated to reflect the equivalent number of China Internet Cafe's common shares. In other words, the 2,000,000 Classic Bond shares outstanding are restated as 4,040,000 common shares, as of July 2, 2010. Each share of Classic Bond is restated to 2.2 shares of China Internet Cafe.

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

Classic Bond Development Limited ("Classic Bond")

Classic Bond Development Limited was incorporated on November 2, 2009 in the British Virgins Islands ("BVI") with 50,000 authorized common shares with no par value. On November 2, 2009, 50,000 common shares at $0.129 (HK$1) each were issued for $6,452 (HK$50,000) cash to several shareholders including Mr. Guo Dishan who is the 65% equity interest shareholder and the sole director of the Company.

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

Classic Bond is in the business of operating internet cafés, throughout the Longang District of Shenzhen in Province of Guangdong of People's Republic of China ("PRC"). The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary of the Company located in the PRC: Shenzhen Zhonghefangda Network Technology Co., Ltd. ("Zhonghefangda") and (b) an entity located in the PRC: Shenzhen Junlong Culture Communication Co., Ltd. ("Junlong'), which is controlled by the Company through contractual arrangements between Zhonghefangda and Junlong, as if Junlong were a wholly-owned subsidiary of Classic Bond.

Shenzhen Zhonghefangda Network Technology Co., Ltd. ("Zhonghefangda")

Zhonghefangda, Classic Bond's wholly-owned subsidiary, was incorporated in People's Republic of China ("PRC") on June 10, 2010 with registered capital of $129,032 (HK$1 million). Zhonghefangda is engaged in provision of management and consulting services and Mr. Guo Dishan is the legal representative of Zhonghefangda.

On June 11, 2010, to protect the Company's shareholders from possible future foreign ownership restrictions, Zhonghefangda and Junlong entered into a series of agreements. Under these agreements Zhonghefangda obtained the ability to direct the operations of Junlong and to receive a majority of the residual returns. Therefore, management determined that Junlong became a variable interest entity ("VIE") under the provisions of Financial Accounting Standards Board ("FASB") ASC 810-10 and Zhonghefangda was determined to be the primary beneficiary of Junlong. Accordingly, beginning June 11, 2010, Zhonghefangda is able to consolidate the assets, liabilities, results of operations and cash flows of Junlong in its financial statements. Because the legal representatives and ultimate major stockholder of Zhonghefangda and Junlong is the same person, Mr. Guo Dishan, Zhonghefangda and Junlong were deemed, until June 11, 2010, to be under common control.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

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

Shenzhen Jun Long Culture Communication Co., Ltd. ("Junlong")

Junlong is a Chinese enterprise organized in the People's Republic of China ("PRC") on December 26, 2003 in accordance with the Laws of the People's Republic of China with the registered capital of $0.136 million (equivalent to RMB1 million). In 2001, the Chinese government imposed higher capital (RMB10 million for regional internet café chain and RMB50 million for national internet café chain) and facility requirements for the establishment of internet cafes. On August 19, 2004, Junlong was granted approval from Shenzhen Municipal People's Government to increase its registered capital by $1,230,500 from $136,722 to $1,367,222 million (increased by RMB9 million, from RMB1 million to RMB10 million) The capital verification process has been completed. In April and July of 2010, Junlong acquired three internet cafes in Shenzhen.

In 2005, Junlong obtained internet cafe licenses to operate an internet café chain from the Ministry of Culture, and opened its first internet cafe in April, 2006 and our members can access the internet at our venues. We opened 7 internet cafes in 2006, 5 internet cafes in 2007, 11 internet cafes in 2008, 5 internet cafes in 2009, 16 internet cafes in 2010, 15 internet cafes in 2011, and 3 internet cafes in 2012. The Company closed 51 internet cafes in 2014 and 2 internet cafes in 2015. In total, as of June 30, 2016, the Company owned 9 internet cafes within Shenzhen, Guangdong.

Description of subsidiaries and variable interest entity:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Classic Bond Development Limited	British Virgin Islands, a limited liability company	Investment holding	10,000 issued shares of US$1 each	100%

Shenzhen Zhonghefangda Network Technology Co., Ltd	The PRC, a limited liability company	Provision of management and consulting service in the PRC	HK$1,000,000	100%

Shenzhen Jun Long Culture Communication Co., Limited #	The PRC, a limited liability company	Operation of internet cafe chain	RMB1,000,000	N/A

___________

# represents variable interest entity ("VIE")

CICC and its subsidiaries and VIE are hereinafter referred to as (the "Company").

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

NOTE - 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Use of estimates

In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of receivables due from related parties, inventories and the estimation of useful lives of plant and machinery and intangibles assets. Actual results could differ from those estimates.

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

•	Basis of consolidation

The condensed consolidated financial statements include the accounts of China Internet Cafe Holdings Group, Inc., Classic Bond Development Limited, Zhonghefangda and the VIE-Junlong. All significant intercompany balances and transactions have been eliminated upon consolidation. The condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

•	Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value

Leasehold improvements	5 years	5%
cafe computer equipment and hardware	2 – 5 years	5%
Cafe furniture and fixtures	5 years	5%
Office furniture, fixture and equipment	5 years	5%
Motor vehicles	5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

During the three and six months ended June 30, 2016, the Company made an impairment loss of $1,573,940 on property, plant and equipment of the discontinued operations.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, "Impairment or Disposal of Long-Lived Assets", all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2015.

•	Revenue recognition

In accordance with the ASC Topic 605, "Revenue Recognition", the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

Internet café members purchase prepaid IC cards which include stored value or deposit money into member's accounts associated with their ID cards directly that will be deducted based on time usage of computers at the internet cafe. Revenues derived from the prepaid IC cards and ID card's accounts at the internet café are recognized when services are provided. This is based upon the usage of computer time at the internet cafe. Outstanding customer balances in the IC cards and ID card's accounts are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrease to customer balances. There is no expiration date for IC cards and ID card's accounts. During 2014, the company began to use members' ID card's accounts instead of prepaid IC cards.

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers. During the six months ended June 30, 2016 and 2015, the commission income was $0 and $25,337, respectively, less than 0% and 4% of total revenue, which was included in the loss from discontinued operations.

•	Cost of revenue

Cost of revenue consists primarily of depreciation of each internet café's computer equipment and hardware and overhead associated with the internet cafes including rental payments, utilities, value added taxes, and surcharges. Our value added taxes is 3% on gross revenue generated from selling time of internet surfing in our internet cafes. Our other surcharges are an education surcharge of 3% of value added tax amount, city development surcharge of 7% of value added tax amount, a culture development surcharge of 3% of gross revenue, and a snacks and drinks business tax of 5% of gross revenue.

•	Deferred revenue

Deferred revenue represents unused balances of the prepaid amounts received for ID cards. The Outstanding customer balances are $169,114 and $147,103 as of June 30, 2016 and December 31, 2015, respectively, and are included in deferred revenue on the balance sheets. Management has evaluated the deferred revenue balance and has determined any potential revenue from the unused balance to be immaterial at the quarter ended June 30, 2016.

•	Comprehensive income

ASC Topic 220, "Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statement of stockholders' equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, "Income Taxes" ("ASC 740"). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three and six months ended June 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, "Earnings per Share." Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in the PRC maintain their books and records in their local currency, the Renminbi Yuan ("RMB"), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, " Translation of Financial Statement ", using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders' equity.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2016	June 30, 2015

Period-end RMB:US$1 exchange rate	6.6434	6.0888
Average period RMB:US$1 exchange rate	6.5354	6.1128

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, "Segment Reporting" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segments in the PRC.

•	Stock based compensation

The Company accounts for ongoing corporate compliance and development service from the advisors or consultants under ASC 505-50. ASC 505-50-30-11 (previously EITF 96-18) further provides that an issuer measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i.	The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii.	The date at which the counterparty's performance is complete.

•	Fair value of financial instruments

The carrying value of the Company's financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings and note payable approximate the carrying amount.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

The Company also follows the guidance of the ASC Topic 820-10, "Fair Value Measurements and Disclosures" ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•

Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•

Level 3 : Inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•	Consolidation of variable interest entities

According to the requirements of Statement of Financial Accounting Standards No. 810-10, "Variable interest Entities", the Company has evaluated the economic relationships of its wholly owned subsidiary, Shenzhen Zhonghefangda Network Technology Co., Ltd. ("Zhonghefangda") with Junlong and has determined that it is required to consolidate Zhonghefangda and Junlong pursuant to the rules of FASB ASC Topic 810-10. Therefore Junlong is considered to be a VIE, as defined by FASB ASC Topic 810-10 of which Classic Bond is the primary beneficiary as a result of its wholly owned subsidiary Zhonghefangda. Classic Bond, as mentioned above, will absorb a majority of the economic risks and rewards of the VIE that are being consolidated in the accompanying financial statements.

The carrying amount of the VIE's' assets and liabilities are as follows:

	June 30, 2016	December 31, 2015

Current assets and long-term rental deposit	$18,596,648	$19,363,492
Property and equipment	-	1,584,744
Total assets	18,596,648	20,948,236
Total liabilities	(5,617,922)	(5,805,683)
Net assets	$12,978,726	$15,142,553

Starting from June 30, 2016, the Company anticipated its corporate restructuring and VIE scaled down and ceased its operation of internet cafe chain in the PRC, due to the poor performance.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

The following table displays summarized activity in the Company's unaudited condensed consolidated statements of operations for discontinued operations during the three and six months ended June 30, 2016 and 2015.

	Three months ended 30 June,
	2016	2015

Revenues	$148,235	$284,408
Loss from discontinued operations, net of tax	(1,368,952)	(574,810)

	Six months ended 30 June,
	2016	2015

Revenues	$428,385	$661,272
Loss from discontinued operations, net of tax	(1,843,500)	(1,082,744)

The operating result from VIE is presented as a discontinued operation in all periods in the financial statements issued by the Company.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE - 4 CASH AND CASH EQUIVALENTS

	June 30, 2016	December 31, 2015

Cash at bank	$18,528,425	$19,301,246
Cash on hand	11,537	3,254
	$18,539,962	$19,304,500

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2016 and December 31, 2015, $18,527,871 and $19,299,626 of the Company's cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality, and $554 and $1,116 of the Company's cash and cash equivalents were held by Chase Bank, respectively.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

NOTE - 5 AMOUNT DUE TO A RELATED PARTY

The amount due to Mr. Dishan Guo, a shareholder of the Company is unsecured with no stated interest and is payable on demand. The amount due as of June 30, 2016 represents amounts accumulated since 2007 used to pay daily operating expenses and professional fees.

NOTE - 6 INCOME TAXES

The Company is subject to U.S. federal income tax, and the Company's subsidiary and affiliated entity incorporated in the PRC are subject to enterprise income taxes in the PRC. The Company's applicable enterprise income tax rate in PRC is 25% of its net income.

For the three and six months ended June 30, 2016 and 2015, the Company did not record any uncertain tax benefits.

Aggregate undistributed earnings of approximately $13.8 million as of June 30, 2016 of the Company's affiliated entity that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2009 retained earnings would not be subject to the withholding tax.

The tax authorities may examine the tax returns of the Company three years after its fiscal year ended.

NOTE - 7 STOCKHOLDERS' EQUITY

As of June 30, 2016, the Company had a total of 5,538,002 shares of its common stock issued and outstanding.

NOTE - 8 COMMITMENTS UNDER OPERATING LEASES

In the normal course of business, the Company leases office space and internet cafes under operating leases agreements, which expire through 2020, relating to its discontinued operations. The Company rents internet cafe venues and office space, primarily for regional sales administration offices that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised in the Company's discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

As of June 30, 2016, the Company was obligated under operating leases requiring minimum rentals as follows:

Reminder of 2016	$193,174
2017	332,315
2018	82,505
2019	79,139
2020	60,165
$747,298

During the three and six months ended June 30, 2016, rent expenses amounted to $94,291 and $188,523, respectively, of which $0 and $85,057 was recorded as cost of sales, respectively.

During the three and six months ended June 30, 2015, rent expenses amounted to $128,697 and $262,215, respectively, of which $118,922 and $236,955 was recorded as cost of sales, respectively.

NOTE - 9 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

The Company did not have any customer constituting greater than 10% of net sales for the three and six months ended June 30, 2016 and 2015. All customers are located in the PRC.

(b)	Major vendors

At June 30, 2016, there was no single one supplier of consignment snacks and drinks, which accounted for 100% of the Company's accounts payable.

At June 30, 2015, there was one supplier of consignment snacks and drinks in the amount of $21,226, which accounted for 100% of the Company's accounts payable.

All vendors are located in the PRC.

CHINA INTERNET CAFE HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

(c)	Interest rate risk

Other financial assets and liabilities do not have material interest rate risk.

(d)	Foreign currency risk

Most of the transactions of the Company were settled in Renminbi. In the opinion of the directors, the Company does not have significant foreign currency risk exposure.

(e)	Company's operations are substantially in foreign countries

Substantially all of the Company's services are provided in China. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

The Chinese government began tightening its regulation of internet cafes in 2001. In particular, a large number of unlicensed internet cafes have been closed. In addition, the Chinese government has imposed higher capital (RMB10,000,000 is required for a regional internet café chain and RMB 50,000,000 is required for a national internet café chain) and facility requirements for the establishment of internet cafes. Furthermore, the Chinese government's policy, which encourages the development of a limited number of national and regional internet cafe chains and discourages the establishment of independent internet cafes, may slow down the growth of internet cafes. Recently, the Ministry of Culture, together with other government authorities, issued a joint notice suspending the issuance of new internet cafe chain licenses. Any intensified government regulation of internet cafes could restrict our ability to maintain and expand our internet cafes.

Currently, the Company uses only one internet service provider. However, there are other internet service providers available to the Company. The management of the Company believes that the risk of loss of internet services is not that high because other service providers are available to the Company.

NOTE - 10 SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We, through our wholly-owned subsidiary, Junlong Culture Communication Co. Ltd. ("Junlong"), operated an internet café chain in Shenzhen city, People's Republic of China ("PRC"), consisting of 9 internet cafes in high traffic areas. Our focus was on providing top quality internet café facilities that offered a one-stop entertainment and media venue for customers, typically mature students and migrant workers, at reasonable prices. Although our cafes sold snacks, drinks, and game access cards, the majority of our revenue came directly from selling internet access time to our computers. Our business environment had been very challenging. We were gradually losing members due to the expanded coverage of 4G network and free Wi-Fi services, the availability of smart phones and tablets and the increasing popularity of mobile games. Accordingly, we decided to gradually scale down and cease our operations by the end of the second quarter 2016.

For the three months ended June 30, 2016, our revenue from internet cafe was approximately $148,235 and our net loss was $1,368,952, representing a decrease of 48% and an increase of 138%, respectively, from the revenue of roughly $284,408 and net loss of approximately $574,810 for the three months ended June 30, 2015.

For the six months ended June 30, 2016, our revenue from internet cafe was approximately $428,385 and our net loss was $1,843,500, representing a decrease of 35% and an increase of 70%, respectively, from the revenue of roughly $661,272 and net loss of approximately $1,082,744 for the six months ended June 30, 2015.

The discussion below of our performance is based upon our unaudited financial statements for the second quarter ended June 30, 2016 and 2015, which are included and presented as discontinued operation in this report.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Comparison of Three Months Ended June 30, 2016 and 2015

	For The Three Months Ended June 30,		Amount	%
	2016	2015	change	change

Revenue	$-	$-	-	-%
Cost of revenue	-	-	-	-%
Gross profit (loss)	-	-	-	-%

Operating Expenses	60,986	97,115	(36,129)	(37)%
Total operating expenses	60,986	97,115	(36,129)	(37)%

Loss from operations	(60,986)	(97,115)	36,129	(37)%

Income taxes	-	-	-	-
Loss from continuing operations, net of tax	(60,986)	(97,115)	36,129	(37)%

Loss from discontinued operations, net of tax	(1,368,952)	(574,810)	(794,142)	138%

Net loss attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$(1,429,938)	$(671,925)	(758,013)	113%

During the three months ended June 30, 2016, we generated gross revenues of $0 from continuing operations. Total operating expenses during the period were $60,986, and consisted of fees paid to legal counsel, auditor, and consultants. Our net loss from discontinued operations for the three months ended June 30, 2016 was therefore $1,368,952.

By comparison, during the three months ended June 30, 2015, we generated gross revenues of $0 from continuing operations. Total operating expenses were $97,115, and consisted of fees paid to legal counsel, auditor, and consultants. Our net loss from discontinued operations for the three months ended June 30, 2015 was therefore $574,810.

Income (Loss) before Income Taxes From Continuing Operations

Loss from continuing operations, net of tax for the three months ended June 30, 2016 was approximately $60,986, a decrease of approximately $36,129, or 37%, from approximately $97,115 for the same period in 2015. The change was mainly attributable to the decrease in operating expenses.

Income Taxes

Our income taxes were $0 for the three months ended June 30, 2016 and 2015 primarily due to the loss from continuing operations.

Operating result from discontinued operations

	For The Three Months Ended June 30,		Amount	%
	2016	2015	change	change
Revenue	$148,236	$284,408	(136,172)	(48)%
Cost of revenue	197,508	766,317	(568,809)	(74)%
Gross loss	(49,272)	(481,909)	(432,637)	90%

Operating Expenses	1,336,202	76,988	1,242,692	1600%
Loss on disposal of equipment	-	23,012	(23,012)	100
Total operating expenses	1,336,202	100,000	1,219,680	1213%

Total non-operating income	16,522	7,099	(7,099)	100

Loss from discontinued operations	(1,368,952)	(574,810)	794,142	138%

Our revenue from discontinued operations is primarily generated from prepaid fees for time usage at our internet cafes. The prepaid fees are stored in member accounts associated with a member's ID card. Amounts are deducted based on time usage of computers at our Internet cafes. Our revenue decreased $136,172, or 48%, to $148,236 for the three months ended June 30, 2016 from $284,408 for the three months ended June 30, 2015. The decrease in revenue was due to the scaling down of our internet cafes operations.

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utilities, value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utilities and value added taxes and surcharges are variable costs, which change in proportion to changes in revenue. Our cost of sales for the three months ended June 30, 2016 decreased $568,809 to $197,508 compared with the same period in 2015 of $766,317. The decrease was mainly attributed to a substantial decrease in depreciation, salary, and rent expenses due to the closure of our internet cafés and scaling down of our operations.

Our gross loss decreased by $432,637, or 90%, to a loss $49,272 for the three months ended June 30, 2016 from a gross loss $481,909 for the same period in 2015.

Comparison of Six Months Ended June 30, 2016 and 2015

	For The Six Months Ended June 30,		Amount	%
	2016	2015	change	change
Revenue	$-	$-	-	-%
Cost of revenue	-	-	-	-%
Gross profit (loss)	-	-	-	-%

Operating Expenses	90,986	139,513	(48,527)	(35)%
Total operating expenses	90,986	139,513	(48,527)	(35)%

Loss from operations	(90,986)	(139,513)	48,527	(35)%

Income taxes	-	-	-
Loss from continuing operations, net of tax	(90,986)	(139,513)	48,527	(35)%

Loss from discontinued operations, net of tax	(1,843,500)	(1,082,744)	(760,756)	70%

Net loss attributable to China Internet Cafe Holdings Group, Inc. Common stockholders	$(1,934,486)	$(1,222,257)	(712,229)	58%

During the six months ended June 30, 2016, we generated gross revenues of $0 from continuing operations. Total operating expenses during the period were $90,986, and consisted of fees paid to legal counsel, auditor, and consultants. Our net loss from discontinued operations for the six months ended June 30, 2016 was therefore $1,843,500.

By comparison, during the six months ended June 30, 2015, we generated gross revenues of $0 from continuing operations. Total operating expenses were $139,513, and consisted of fees paid to legal counsel, auditor, and consultants. Our net loss from discontinued operations for the six months ended June 30, 2015 was therefore $1,082,744.

Income (Loss) before Income Taxes From Continuing Operations

Loss from continuing operations, net of tax for the six months ended June 30, 2016 was approximately $90,986, a decrease of approximately $48,527, or 35%, from approximately $139,513 for the same period in 2015. The change was mainly attributable to the decrease in operating expenses.

Income Taxes

Our income taxes were $0 for the six months ended June 30, 2016 and 2015 primarily due to the loss from continuing operations.

Operating result from discontinued operations

	For The Six Months Ended June 30,		Amount	%
	2016	2015	change	change
Revenue	$428,386	$661,272	(232,886)	(35)%
Cost of sale	848,179	1,571,028	(722,849)	(46)%
Gross loss	(419,793)	(909,756)	(489,963)	54%

Operating Expenses	1,454,751	176,988	1,246,719	704%
Loss on disposal of property and equipment	-	23,012	(23,012)	(100)
Total operating expenses	1,454,751	200,000	1,223,707	612%

Total non-operating income	31,044	27,012	(27,012)	(100)

Loss from discontinued operations	(1,843,500)	(1,082,744)	766,756	(70)%

Our revenue from discontinued operations is primarily generated from prepaid fees for time usage at our internet cafes. The prepaid fees are stored in member accounts associated with a member's ID card. Amounts are deducted based on time usage of computers at our Internet cafes. Our revenue decreased $232,886, or 35%, to $428,386 for the six months ended June 30, 2016 from $661,272 for the six months ended June 30, 2015. The decrease in revenue was due to the scaling down of our internet cafes operations.

Cost of revenue is primarily composed of depreciation and amortization, salary, rent, utilities, value added tax and surcharge. Among the components of cost of revenue, depreciation and amortization, salary and rent are fixed costs while utilities and value added taxes and surcharges are variable costs, which change in proportion to changes in revenue. Our cost of sales for the six months ended June 30, 2016 decreased $722,849, or 46% to $848,179 compared with the same period in 2015 of $1,571,028. The decrease was mainly attributed to a substantial decrease in depreciation, salary, and rent expenses due to the closure of our internet cafés.

Our gross loss decreased by $489,963, or 54%, to a loss of $419,793 for the six months ended June 30, 2016 from a loss $909,756 for the same period in 2015.

Our operating expenses increased by $1,223,707, or 612%, to $1,454,751 for the six months ended June 30, 2016 from $200,000 for the same period in 2015. The increase was due to an impairment loss of $1,573,940 on the property, plant and equipment of our discontinued operations.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of approximately $18.5 million. The following table provides detailed information about our cash flow for each financial statement period presented in this report.

	Six Months Ended June 30,
Cash Flow	2016	2015

Net cash provided (used) by operating activities	$(326,550)	$(758,518)
Net cash used by investing activities	-	(2,692)
Net cash flows used by financing activities	-	-
Effect of foreign currency translation on cash and cash equivalents	(437,988)	191,083
Net cash flows	(764,538)	(570,127)

Operating Activities

Net cash used in operating activities was approximately $0.33 million for the six months ended June 30, 2016 as compared to net cash used by operating activities of approximately $0.76 million for the same period in 2015. The change was mainly attributable to the scale-down of its operations in the second quarter of 2016.

Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2016 compared with approximately $0.03 million for the same period of 2015. The change was due to the purchase of some equipment.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Revenue recognition

Internet café members purchase prepaid IC cards which include stored value or deposit money into member's accounts associated with their ID cards directly that will be deducted based on time usage of computers at the internet cafe. Revenues derived from the prepaid IC cards and ID card's accounts at the internet café are recognized when services are provided. This is based upon the usage of computer time at the internet cafe. Outstanding customer balances in the IC cards and ID card's accounts are included in deferred revenue on the balance sheets. The Company does not charge any service fees that cause a decrease to customer balances. There is no expiration date for IC cards and ID card's accounts. During 2014, the company began to use members' ID card's accounts instead of prepaid IC cards.

In total, as of June 30, 2016, the Company owned 9 internet cafes within Shenzhen, Guangdong, whose operations have been ceased and scaled down.

The Company also records revenue from commissions received from the sale of third parties on-line gaming cards, snacks and drinks. Commission revenue amounting to 20% of the value of the on-line gaming cards, snacks and drinks is recognized at the time the gaming cards, etc. are sold to customers.

Cost of goods sold

Cost of revenue consists primarily of depreciation of each internet café's computer equipment and hardware and overhead associated with the internet cafes including rental payments, utilities, value added taxes, and surcharges. Our value added taxes is 3% on gross revenue generated from selling time of internet surfing in our internet cafes. Our other surcharges are an education surcharge of 3% of value added tax amount, city development surcharge of 7% of value added tax amount, a culture development surcharge of 3% of gross revenue, and a snacks and drinks business tax of 5% of gross revenue.

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

Leasehold improvements mainly result from decoration expense. All of the Company's leases have terms of 5 years and leasehold improvements are amortized over 5 years, which represents the shorter of useful life and lease term.

Deferred Revenue

Deferred revenue represents unused balances of the prepaid amounts received for ID cards. The outstanding customer balances are included in deferred revenue on the balance sheets.

Comprehensive income

The Company follows the FASB's accounting standard. Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income (loss) for the periods presented includes net income (loss) and foreign currency translation adjustments.

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

Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of accumulated other comprehensive income in stockholders' equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2016	June 30, 2015

Period-end RMB : USD exchange rate	6.6434	6.0888
Six months average RMB : USD exchange rate	6.5354	6.1128

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Recently issued accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which are intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. It lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This amendment provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Dishan Guo, the Company's chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2016. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective as a result of the material weakness identified in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_________

* File herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA INTERNET CAFÉ HOLDINGS GROUP, INC.

Date: August 22, 2016	By:	/s/ Dishan Guo
Dishan Guo
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

